Form 10QSB
period 2008-05-05
Plata Resources, Inc.
filed 2008-05-05
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-148984

PORTAGE RESOURCES, INC.
                                                           (Exact name of small business issuer as specified in its charter)

Nevada	75-3267338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manilla, Philippines
(Address of principal executive offices)

632-886-788
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ X ]   No   [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

May 1, 2008:                                3,190,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources Inc. (a pre-exploration stage company) at March 31, 2008 (with comparative figures as at December 31, 2007) and the statement of operations for the three months ended March 31, 2008 and for the period from July 17, 2007 (date of inception) to March 31, 2008 and the statement of cash flows for the three months ended March 31, 2008 and for the period from July 17, 2007 (date of inception) to March 31, 2008  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

	March 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 43,670	$ 52,490

Total Current Assets	$ 43,670	$ 52,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 2,597	$ 3,810
Accounts payable – related parties	1,174	1,000

Total Current Liabilities	3,771	4,810

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
3,190,000 shares issued and outstanding	3,190	3,190
Capital in excess of par value	63,510	59,610
Deficit accumulated during the pre-exploration stage	(26,801)	(15,120)

Total Stockholders’ Equity	39,899	47,680

	$ 43,670	$ 52,490

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2008 and for
the period from July 17, 2007 (date of inception) to March 31, 2008

	Three months Ended Mar. 31, 2008	From July 17, 2007 (date of inception) to Mar. 31, 2008

REVENUES	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	5,000
Administrative	11,681	21,801

NET LOSS FROM OPERATIONS	$ (11,681)	$(26,801)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	3,190,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008 and for
the period from July 17, 2007 (date of inception) to March 31, 2008

	Three months ended March 31, 2008	From July 17, 2007 (date of inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (11,681)	$(26,801)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	3,900	5,200
Changes in accounts payable	(1,213)	2,597

Net Cash Provided (Used) in Operations	(8,994)	(19,004)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	174	1,174

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	61,500

Net Increase (Decrease) in Cash	(8,820)	43,670

Cash at Beginning of Period	52,490	-

CASH AT END OF PERIOD	$ 43,670	$ 43,670

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

1.           ORGANIZATION

The Company, Plata Resources Inc., was incorporated under the laws of the State of Nevada on July 17, 2007 with the authorized capital stock of 750,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected December 31 as its fiscal year.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2008 the Company had a net operating loss carry forward of $26,801 for income tax purposes.  The tax benefit of approximately $8,040 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On August 1, 2007, the Company acquired the Bontoc Gold Claim located in the Republic of Philippines from Castillo Explorations LLC., an unrelated company, for the consideration of $5,000.  The Bontoc Gold Claim is located in the Philippines near the town of Bontoc.  Under Philippine law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $1,174 and have made contributions to capital of $5,200 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On September 18, 2007, Company completed a private placement consisting of 2,000,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $2,000.  On October 31, 2007, the Company completed a private placement of 1,190,000 common shares at $0.05 per share for a total consideration of $59,500.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Plata Resources, Inc. (“Plata Resources” or “the Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

We were incorporated on July 17, 2007 under the laws of the State of Nevada.   We are a pre-exploration stage company.   A pre-exploration stage company is one engaged in the search of mineral deposits or reserves but is not in either the development or production stage.  It might take us years before we are able to be in either the development or production stage and the chances are that we might never be in either of these two stages.  Our mineral property is called the Bontoc Gold Claim (the “Bontoc Claim”) and is located in the Philippines.   We own 100% of the Bontoc Claim.  It consists of one – 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

We have no revenue, have achieved losses since inception, have no operations and have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel:  632-886-788) and our registered statutory office is located at 2050 Russett Way, Carson City, Nevada, 89703.

There is no current public market for our securities of our selling shareholders. As our stock is not publicly traded, investors purchasing shares from our selling shareholders in a private transaction should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

Plata Resources presently has minimal day-to-day operations; mainly comprising the maintaining of the Bontoc Claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

Our Form 10Q-SB includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10Q-SB. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. You should consider many important factors in determining whether to purchase the shares in our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

1.           We are a pre-exploration stage company but have not yet commenced exploration activities on the Bontoc Claim.   We expect to incur operating losses for the foreseeable future.

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10Q-SB and have loss to date of $26,801. Potential investors, who wish to acquire shares from our selling shareholders, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

2.           There is the risk that the Bontoc Claim does not contain any known ore body resulting in any funds spent on future explorations might be lost.

There is the likelihood of the Bontoc Claim containing little or no economic mineralization or reserves of gold or any other minerals. We have a geological report detailing previous exploration in the area, and the claim has been staked per Philippines regulations. Even though the area around the Bontoc Claim is rich in mineralization there is no assurance that the Bontoc Claim itself will have any minerals on it.  This, being the case, the funds spent on exploration of the Bontoc Claim might be spent without any meaningful results being obtained.

3.           Because we have not surveyed the Bontoc Claim, we may discover mineralization which might not be within our actual claim boundaries.

While we have a 100% ownership in the mineral on the Bontoc Claim, this should not be construed as a guarantee of the Bontoc’s boundaries. Until the claim is surveyed, the precise location of the boundaries of Bontoc Claim may be in doubt. If we discover mineralization that is close to the Bontoc’s boundaries, it is possible that some or all of the mineralization may occur outside its boundaries. In such a case, we would not have the right to extract those minerals.

4.           If Plata discovers commercial reserves of gold or other minerals on the Bontoc, we can provide no assurance that we will be able to successfully advance the Bontoc into commercial production.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the Bontoc into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of the Bontoc and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment by purchasing shares from our selling shareholders.

5.           Because the probability of an individual mineral claim ever having reserves is extremely remote, in all probability our Bontoc Claim might not contain any reserves.

Because the probability of an individual mineral claim ever having reserves is extremely remote, in all probability our Bontoc Claim does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

6.           If access to the Bontoc Claim is restricted by inclement weather, we may delay our exploration program.

It is possible that rain, during the wet season in the Philippines, could cause the access roads to the Bontoc Claim by making it impossible to reach the claim itself. If the roads are impassable we would be delayed in our exploration timetable.

7.           There has been relatively little if any exploration work on the Bontoc Claim to date and no recorded drilling activity.

As indicated in the geological report prepared by Geraldo Peralta, Professional Geologist, dated August 16, 2007, there has been no detailed exploration work undertaken on the Bontoc Claim and no recorded drilling activity.   Therefore, the Bontoc Claim is a grass root exploration program which might result in no mineralization being discovered at all.   If this is the case, the money you have spend to acquire our selling shareholders’ shares might be lost.

8.           Our two directors and officers are not professional geologist and therefore will have to rely upon professional geologists in the exploration of the Bontoc Claim.

Even though our President, Dexter Caliso, has a Certificate in aerial mapping and surveying from the Bureau of Mines and Geoscience in the Philippines, he does not possess the exploration skills to supervise Phase I of the exploration program on the Bontoc Claim.   Our other director and officer, Presentacion Coranes has no back ground in mineral exploration.   Therefore, the directors will have to rely upon professional geologists to undertake the exploration program on the Bontoc.  If a geologist cannot be found at the time the directors wish to commence Phase I then it will have to be delayed.  This might result in a lack of money in the future.

9.           If we are fortunate in the future to recover ore from the Bontoc Claim, the demand for our ore many be slow due to economic situations in world mineral prices resulting in reduced revenues, if any, to Plata.

Our continued success in the future, when and if we go into the production stage, will be dependent on the growth in demand for ore. World prices of metals will have an impact on our revenues; for example, if the prices are low for gold and our production costs are high it will result in us either losing money or discontinuing production. This will limit our ability to generate revenues and our financial condition and operating results will be harmed.

10.           Our officers and directors have other business besides Plata which will mean they will not be able or willing to devote a sufficient amount of time to our business operations which might result in our Company failing.

Messrs. Dexter Caliso and Presentacion Coranes, who are our officers and directors, currently devote approximately 4-5 hours per week each in providing management services to Plata. While they presently possess adequate time to attend to the Company’s interests, it is possible that the demands from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

RISKS ASSOCIATED WITH THIS PURCHASE OF OUR SHARES:

11.           The trading in our shares will be regulated by the SEC’s Rule 15G-9 which established the definition of a “Penny Stock”.

Our shares, if ever quoted on the OTC Bulletin Board (the “OTCBB”), will be defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase from our selling shareholders, if at all.

12.           Due to the lack of a trading market for our securities, you may have difficulty selling any shares you purchase.

We are not registered on any public stock exchange. There is presently no demand for our common stock and no public market exists for the shares being offered in this prospectus. We plan to contact a market maker and apply to have our shares quoted on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this Form 10Q-SB, there have been no discussions or understandings between Plata, or anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

13.           You will incur immediate and substantial dilution of the price of your shares if we have to issue additional share capital to meet our ongoing commitments.

Other than our directors, who purchased their shares at $0.001 per share, our other selling shareholders acquired their shares at $0.05 per share.  Any price you acquire your shares above the $0.05 per share price will result in your having paid considerable more than what we issued shares for.  In the event we wish to issue more shares from Treasury to meet our current demands for funds it might result in our price per share being either at $0.05 per share or below this amount.   If this were the case, you would have acquired shares at a higher price and with the additional shares being issued you would suffer a dilution in the percentage of ownership you have in Plata.

14.           Our directors and officers, collectively own 2,000,000 common shares or 63% of the issued and outstanding share capital of Plata.   In the future, if they wished to sell either all or part their shares, they could adversely affect the market price of the trading shares.

Due to the amount of shares held by Messrs. Calico and Coranes, if they were able to sell even a small percentage of their shares it could have an adverse effect on the market price and might restrict you from selling your shares at the price you had hoped for.  Other than the shares owned by our two directors which have been qualified under an effective registration statement on April 29, 2008; being 200,000 shares, the balance of their shares; being 1,800,000 shares are subject to Rule 144 under the Securities Act of 1933 which restricts the ability of our directors or officers to sell their shares.  Nevertheless, even a small number of shares sold by them could affect the market value of the shares considerably.

15.           When and if our common stock is quoted on the OTCBB the market price per share could be volatile.

When and if our common stock is quoted on the OTCBB there is a strong possibility that the price could be highly volatile and subject to wide fluctuations in response to the following:

●	Changes in the way the business community, especially the investment community, views our share price;
●	Departures of key personnel;
●	Results obtained on exploration work on the Bontoc Claim;
●	Increases or decreases in the price of gold or other precious metals; and
●	Any potential litigation.

16.           We have no plans in the immediate future to pay dividends.

We will not be paying any dividends in the immediate future and will use whatever funds we have, and especially those obtained from any revenues derived from our Bontoc Claim, to re-invest into further exploration work.

LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $26,801.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the Bontoc Claim in good standing with the Government of Fiji and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $13,472 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,625), work undertaken by the independent accountant ($4,000), Edgar fees ($1,250), office and miscellaneous ($500), legal fees ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $2,597.  At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our Mineral Property

Plata has purchased a 100% interest in the Bontoc Claim. Our claim consists of one – 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

The Bontoc Claim was staked to cover gold zones within the claim boundaries, and we hope the mineralization is similar to the Ramos Gold Claim, which is located approximately 22 kilometers to the west of the Bontoc Claim, which produced in excess of 32 million ounces of gold and is currently being reactivated on a limited basis. Previous exploration work to investigate the mineral potential of the Bontoc Claim has outlined some favorable areas for continued exploration and development.

Description and Location

Bontoc Claim consists of 1 unpatented mineral claim, located 23 kilometers Southeast of the city of Bontoc  at UTM co-ordinates Latitude 17°07’00”N and Longitude 120°58’00”E. The mineral claim was assigned to Plata by Castillo Explorations LLC and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.

Plata has purchased a 100% interest in the property.

Accessibility, Climate, Local Resources, Infrastructure and Topography

Bontoc Gold Claim is accessible from the city of Bontoc by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. The province is nestled deep in the Cordillera mountain range. Landlocked, it is bounded by the mountains of Benguet on the west and those of the Mountain Province in the north. The terrain is mountainous, sloping into gently rolling hills and plateaus. Its mountain ranges reach an elevation of 2,523 meters above sea level. V-shaped gullies, creeks, streams and U-shaped rivers drain through the valleys. It is the premier mining district. Some 80% of the total Philippine gold production comes from the Cordillera.

The Philippines is situated between 5 and 22 degrees North latitude.  This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December.  Annual rainfall is approximately 1.5 meters.  Due to the steep, deforested, mountains on average 60 percent of the rainwater runs off fast to the sea.  The remaining 40 percent partly evaporates and partly seeps through to the island’s underground water aquifier.

Bontoc has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Bontoc.

History

Deposits of shell and eroded sand formed the basis for the limestone, which makes up most of Philippines. This limestone was, over the ages, pushed upwards, making it possible to find today sea fossils high in the country’s mountains. This pushing up continues today. It is caused by the fact that the Philippine Plate, on which most of the country lies, is slowly diving under the Eurasian Plate of the mainland of Asia.

The Philippines is characterized by steep mountains without any substantial forest cover. Highest peaks reach over 1,000 meters. The island is 300 km long and 35 km wide. High, steep mountains, short distances and lack of forest cover mean that rainwater runs fast to the sea, causing substantial erosion.

The island has vast copper, gold and coal reserves which are mined mainly in the central part.

Numerous showings of  mineralization have been discovered in the area and six prospects have achieved significant production, with the nearby Ramos Gold Mine (22 kilometers away) producing 185,000 ounces of Gold annually.

During the 1990’s several properties west of Bontoc Claim were drilled by junior mineral exploration companies.

Plata is preparing to conduct preliminary exploration work on its claim.

Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusives such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands. The hill ranges are  sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foot hills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

Stratigraphy

The principal bedded rocks for the area of Bontoc Claim (and for most of the Philippines for that matter) are Precambrian rocks which are exposed along a wide axial zone of a broad complex.

Gold at the Ramos Gold Mine (which, as stated above, is in close proximity to the Bontoc claim) is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera.

Intrusive

In general the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.

These hydrothermal solutions intrude into the older rocks as quartz veins. These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels. Gold occurs also in these sands as placers.

Recent exploration result for gold occurrence in Bontoc, Mountain Province is highly encouraging. Gold belt in sheared gneissic rocks is found in three subparallel auriferous load zones where some blocks having 250 to 500 metre length and 1.5 to 2 metre width could be identified as most promising ones.

Structure

(a)           Depositional Environment/Geological Settings:

Veins form in high-grade, dynamothermal metamorphic environment where metasedimentary belts are invaded by igneous rocks.

(b)           Host/Associated Rock Types:

Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites. Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

(c)            Tectonic Setting(s):

Katazone (relatively deep, high-grade metamorphic environments associated with igneous activity; conditions that are common in the shield areas).

Deposit Types

Deposits are from a few millimetres to over a metre thick in places. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:

 (i)           steeply dipping northweststriking shears;

(ii)           flatdipping (1040) fractures (flatmakes); and

(iii)           shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Previous exploration work on the Bontoc Claim has not been recorded if it was ever done. Governmental records indicate that no detailed exploration has been completed on the property.

Property Geology

To the east of the property is intrusives consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanics. The intrusives also consist of a large mass of granodiorite towards the western most point of the property.

The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite.

Drilling Summary

No drilling is reported on the Bontoc Claim.

Sample Method, Sample Preparation, Data Verification

All the exploration conducted to date has been conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices. No opinion as to the quality of the samples taken can be presented. No other procedures of quality control were employed.

Interpretation and Conclusions

The area is well known for numerous productive mineral occurrences including the Ramos Gold Claim.

The locale of the Bontoc Claim is underlain by the units of the Precambrian rocks that are found at those mineral occurrence sites.

These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.

Potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

Recommendations

A two phased exploration program to further delineate the mineralized system currently recognized on Bontoc Claim is recommended.

The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

The proposed budget for the recommended work in US $43,964 or PHP 1,786,500 is as follows:

Phase I	US Dollars	Philippine Peso

Geological Mapping	$ 8,084	328,500
Geological Surveying	7,530	306,000

Total Phase I	15,614	634,500

Phase II

Geological surveying and surface sampling (including sample collection an assaying)	28,350	1,152,000

Total Phase II	28,350	1,152,000

Total of Phases I and II	$ 43,964	1,786,500

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the Bontoc Claim. Plata will either find gold on its claim or not. If we do not, we will cease or suspend operations. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Philippines and around the world for the sale of gold. Therefore, we believe we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Philippine mineral requirements.  We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on the Bontoc Claim. It is the directors’ intention to engage the services of Geraldo Peralta, Professional Engineer, if he is available when needed, to supervise Phase I of our exploration program.  If Mr. Peralta is not available the directors will attempt to locate another geologist to supervise the exploration program.

Employees and Employment Agreements

At present, we have no full-time employees.  Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.  They engage a geologist to supervise the surveying and exploration work on the Bontoc claim.

. Plan of Operation

We are a start up, pre-exploration stage corporation and have not yet generated or realized any revenues from our business operations.  In the future, unless we earn revenue or issue shares from our Treasury there might be the problem of Plata continuing as an on-going business. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on Bontoc Claim. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible in Item 16 – Description of Business noted above.  We will complete Phase I as set forth in Geraldo Peralta’s report dated August 16, 2007 in 2008.

We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold or other salable minerals, if any. Our success depends upon finding mineralized material. This includes a determination by our directors and officers if the Bontoc Claim contains reserves.   There is no assurance there is any mineralization on the Bontoc Claim. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and our shareholders will lose their investment in Plata.

In addition, we may not have enough money to complete our entire exploration program as set forth by Geraldo Peralta on the Bontoc claim.   We will have to raise additional funds to complete Phase II of our exploration program and there is no certainty that we will be able to do so when the time occurs. At the present time, we have not made any plans to raise additional money. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the Bontoc Claim and if any minerals which are found can be economically extracted and profitably processed.

Our claim is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until Phase I is started and completed.  To our knowledge and that of Geraldo Peralta, as set forth in his report, the Bontoc Claim has never been mined and there are no records of such with the Department of Mines for the Republic of the Philippines.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located on adjoining property may or may not be located on our claim.

We do not claim to have any minerals or reserves whatsoever at this time on any of the Bontoc Claim.

We intend to complete Phase I of our exploration program during the summer of 2008 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geologically survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

We estimate it will take up to 5 to 7 days to complete Phase I of our exploration program. The initial work on the Bontoc has commenced and has been detailed above.  The completion is expected to occur during this summer.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a pre-exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the Bontoc claim, and possible cost overruns due to price and cost increases in services.  To become profitable and competitive, we will conduct the research and exploration of the Bontoc claim before we start production of any minerals we may find. In the future we will have to seek equity funding to give us sufficient working capital to meet our ongoing obligations and continue our exploration activities on the Bontoc claim.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in an additional dilution to existing shareholders.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Plata Resources’ controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Plata Resources’ disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)           Changes in Internal Controls

There were no material changes in Plata Resources’ internal controls or in other factors that could materially affect Plata Resources’ disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Plata Resources is a party or to which the Bontoc Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                         None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).

3.2	Certificate of Correction (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).

3.3	Articles of Incorporation (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).

3.4	Bylaws (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

Date: May 5, 2008	DEXTER R. CALISCO
Chief Executive Officer, President and Director

Date: May 5, 2006	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director