Form 10QSB
period 2008-06-30
Plata Resources, Inc.
filed 2008-07-22
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-148984

PLATA RESOURCES, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No   [  ]

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

July 15, 2008:                                3,190,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources Inc. (a pre-exploration stage company) at June 30, 2008 (with comparative figures as at December 31, 2007) and the statement of operations for the three and six months ended June 30, 2008 and for the period from July 17, 2007 (date of inception) to June 30, 2008 and the statement of cash flows for the six months ended June 30, 2008 and for the period from July 17, 2007 (date of inception) to June 30, 2008  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS

Cash	$ 38,469	$ 52,490

Total Current Assets	$ 38,469	$ 52,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 3,600	$ 3,810
Accounts payable – related parties	1,613	1,000

Total Current Liabilities	5,213	4,810

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
3,190,000 shares issued and outstanding	3,190	3,190
Capital in excess of par value	67,410	59,610
Deficit accumulated during the pre-exploration stage	(37,344)	(15,120)

Total Stockholders’ Equity	33,256	47,680

	$ 38,469	$ 52,490

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2008 and for
the period from July 17, 2007 (date of inception) to June 30, 2008

	Three months ended June 30, 2008	Six months ended June 30, 2008	From July 17, 2007 (date of inception) to June 30, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	2,000	2,000	7,000
Administrative	8,542	20,224	30,344

NET LOSS FROM OPERATIONS	$ (10,542)	$ (22,224)	$ (37,344)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,190,000	3,190,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008 and for
the period from July 17, 2007 (date of inception) to June 30, 2008

	Six months ended June 30, 2008	From July 17, 2007 (date of inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (22,224)	$(37,344)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	7,800	9,100
Changes in accounts payable	(210)	3,600

Net Cash Provided (Used) in Operations	(14,634)	(24,644)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	613	1,613

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	61,500

Net Increase (Decrease) in Cash	(14,021)	38,469

Cash at Beginning of Period	52,490	-

CASH AT END OF PERIOD	$ 38,469	$ 38,469

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

On June 30, 2008 the Company had a net operating loss carry forward of $37,344 for income tax purposes.  The tax benefit of approximately $11,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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
June 30, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $1,613 and have made contributions to capital of $9,100 in the form of expenses paid for the Company.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10Q-SB and have loss to date of $37,344. Potential investors, who wish to acquire shares from our selling shareholders, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

As indicated in the geological report prepared by Geraldo Peralta, Professional Geologist, dated August 16, 2007, there has been no detailed exploration work undertaken on the Bontoc Claim and no recorded drilling activity.   Therefore, the Bontoc Claim is a grass root exploration program which might result in no mineralization being discovered at all.   If this is the case, the money you have spent to acquire our selling shareholders’ shares might be lost.

8.           Our two directors and officers are not professional geologists and therefore will have to rely upon professional geologists in the exploration of the Bontoc Claim.

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

Our shares, if ever quoted on the OTC Bulletin Board, (the “OTCBB”), will be defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase from our selling shareholders, if at all.

12.           Due to the lack of a trading market for our securities, you may have difficulty selling any shares you purchase from our selling shareholders.

We are not registered on any public stock exchange. There is presently no demand for our common stock and no public market exists for the shares being offered in this prospectus. We plan to contact a market maker and apply to have our shares quoted on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this Form 10Q-SB, there have been no discussions or understandings between Plata, or anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase from our selling shareholders. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

Due to the amount of shares held by Messrs. Caliso and Coranes, if they were able to sell even a small percentage of their shares it could have an adverse effect on the market price and might restrict you from selling your shares at the price you had hoped for.  Other than the shares owned by our two directors which have been qualified under an effective registration statement on April 29, 2008, being 200,000 shares, the balance of their shares being 1,800,000 are subject to Rule 144 under the Securities Act of 1933 which restricts the ability of our directors or officers to sell their shares.  Nevertheless, even a small number of shares sold by them could affect the market value of the shares considerably.

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

LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $37,344.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the Bontoc Claim in good standing with the Government of Fiji and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $14,475 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,625), work undertaken by the independent accountant ($4,000), Edgar fees ($1,250), office and miscellaneous ($500), legal fees ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $3,600.  At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

We intend to complete Phase I of our exploration program during the summer of 2008 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Plata Resources is a party, or to which the Bontoc Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

PLATA RESOURCES, INC.
(Registrant)

Date: July 22, 2008	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: July 22, 2008	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director