Form 10-Q
period 2008-09-30
Plata Resources, Inc.
filed 2008-10-21
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ]   No   [ X ]

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

October 15, 2008:                                3,190,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2008 and December 31, 2007	4

	Statement of Operations For the three and nine months ended June 30, 2008 and for the period from July 17, 2007 (Date of Inception) to September 30, 2007 and for the period July 17, 2007 (Date of Inception) to September 30, 2008	5

	Statement of Cash Flows For the nine months ended June 30, 2008 and for the period from July 17, 2007 (Date of Inception) to September 30, 2007 and for the period July 17, 2007 (date of inception) to September 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources Inc. (a pre-exploration stage company) at September 30, 2008 (with comparative figures as at December 31, 2007) and the statement of operations for the three and nine months ended September 30, 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2007 and for the period from July 17, 2007 (date of inception) to September 30, 2008 and the statement of cash flows for the nine months ended September 30, 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2007 and for the period from July 17, 2007 (date of inception) to September 30, 2008  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	September 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 34,479	$ 52,490

Total Current Assets	$ 34,479	$ 52,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 4,485	$ 3,810
Accounts payable – related parties	1,736	1,000

Total Current Liabilities	6,221	4,810

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
3,190,000 shares issued and outstanding	3,190	3,190
Capital in excess of par value	71,310	59,610
Deficit accumulated during the pre-exploration stage	(46,242)	(15,120)

Total Stockholders’ Equity	28,258	47,680

	$ 34,479	$ 52,490

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2007 and for the period from July 17, 2007 (date of inception) to September 30, 2008

	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2008	From July 17, 2007 (date of inception) to Sept. 30. 2007	From July 17, 2007 (date of inception) to Sept. 30, 2008

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	2,000	-	7,000
Administrative	8,899	29,122	1,000	39,242

NET LOSS FROM OPERATIONS	$ (8,899)	$ (31,122)	$ (1,000)	$ (46,242)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	3,190,000	3,190,000	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2007 and for the period from July 17, 2007 (date of inception) to September  30, 2008

(Unaudited – Prepared by Management)

	Nine months ended September 30, 2008	From July 17, 2007 (date of inception) to September 30, 2007	From July 17, 2007 (date of inception) to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (31,122)	$ (1,000)	$(46,242)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	11,700	-	13,000
Changes in accounts payable	675	(1,000)	4,485

Net Cash Provided (Used) in Operations	(18,747)	-	(28,757)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan (to) from related party	736	(2,000)	1,736
Proceeds from issuance of common stock	-	2,000	61,500

	736	-	63,236

Net Increase (Decrease) in Cash	(18,011)	-	34,479

Cash at Beginning of Period	52,490	-	-

CASH AT END OF PERIOD	$ 34,479	$ -	$ 34,479

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited – Prepared by Management)

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

On September 30, 2008 the Company had a net operating loss carry forward of $46,242 for income tax purposes.  The tax benefit of approximately $13,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2029.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited – Prepared by Management)

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
September 30, 2008
(Unaudited – Prepared by Management)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $1,736 and have made contributions to capital of $13,000 in the form of expenses paid for the Company.

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

Our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $46,242. Potential investors, who wish to acquire shares from our selling shareholders, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our shares will be defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase from our selling shareholders, if at all.

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

13.           Our directors and officers, collectively own 2,000,000 common shares or 63% of the issued and outstanding share capital of Plata.   In the future, if they wished to sell either all or part their shares, they could adversely affect the market price of the trading shares.

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

14.           We have no plans in the immediate future to pay dividends.

We will not be paying any dividends in the immediate future and will use whatever funds we have, and especially those obtained from any revenues derived from our Bontoc Claim, to re-invest into further exploration work.

LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $46,242.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the Bontoc Claim in good standing with the Government of Fiji and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $15,360 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,625), work undertaken by the independent accountant ($4,000), Edgar fees ($1,250), office and miscellaneous ($500), legal fees ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $4,485.  At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Plata Resources’ controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Plata Resources’ disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

PLATA RESOURCES, INC.
(Registrant)

Date: October 20, 2008	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date:October 20, 2008	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director