Form 10-K
period 2008-12-31
Plata Resources, Inc.
filed 2009-02-04
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the year ended December 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-148984

PLATA RESOURCES, INC.
                                                                 (Exact name of registrant as specified in its charter)

Nevada	75-3267338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manila, Philippines
(Address of principal executive offices)

632-886-788
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Registrant’s telephone number 632-886-788

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	NASD

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.[    ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [    ]  Yes   [    ] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act of 1934 during the proceeding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]	No [ ]	(2)	Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer	[ ]

Non-accelerated filer [ ] Do not check if a small reporting company)	Small report company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act).Yes [ ] No [X]

State the aggregate market value of the voting stock and non-voting common equity on non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal year.

As at December 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

APPLICABEL ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS:

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2008, Plata Resources, Inc. has 3,190,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1

PART 1

ITEM 1. BUSINESS

History and Organization

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

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

On August 1, 2007, we purchased the Bontoc Claim for $5,000 from Castillo Explorations LLC, an unrelated company incorporate in the Republic of the Philippines, whereby we obtained a 100% interest in the Bontoc Claim.   The Bontoc Claim upon purchase was free and clear of any and all charges, encumbrances, or liens of any nature of kind whatsoever.  There is no requirement under Philippine mineral law to spend any money on the Bontoc Claim to maintain our interest therein.   Nevertheless, it is the intention of Plata to undertake an exploration program during 2009 as set forth by Geraldo Peralta in his geological report dated August 16, 2007 as more fully mentioned below.

As mentioned above the Bontoc Claim is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the Bontoc Claim and we believe that no insurance is necessary since it is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the pre-exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists on Bontoc Claim until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no known environmental concerns or parks designated for any area contained within the Bontoc Claim. We have no plans to try and interest other companies in the Bontoc Claim if mineralization is found. If mineralization is found, we will try to develop it ourselves.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this prospectus. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

                                  ITEM 1A.                                     RISK FACTORS

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-K and have loss to date of $59,051. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the Bontoc into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of the Bontoc and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment.

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

As indicated in the geological report prepared by Geraldo Peralta, Professional Geologist, dated August 16, 2007, there has been no detailed exploration work undertaken on the Bontoc Claim and no recorded drilling activity.   Therefore, the Bontoc Claim is a grass root exploration program which might result in no mineralization being discovered at all.   If this is the case, the money you have spent in purchasing our shares might be lost.

8.           Our two directors and officers are not professional geologists and therefore will have to rely upon professional geologists in the exploration of the Bontoc Claim.

Even though our President, Dexter Caliso, has a Certificate in aerial mapping and surveying from the Bureau of Mines and Geoscience in the Philippines, he does not possess the exploration skills to supervise Phase I of the exploration program on the Bontoc Claim.   Our other director and officer, Presentacion Coranes, has no back ground in mineral exploration.   Therefore, the directors will have to rely upon professional geologists to undertake the exploration program on the Bontoc.  If a geologist cannot be found at the time the directors wish to commence Phase I then it will have to be delayed.  This might result in a lack of money in the future.

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

RISKS ASSOCIATED WITH THE PURCHASE OF OUR SHARES:

11.           The trading in our shares will be regulated by the SEC’s Rule 15G-9 which established the definition of a “Penny Stock”.

Our shares, which are quoted on the OTC Bulletin Board, (the “OTCBB”), are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you have purchased in our Company.

12.           You will incur immediate and substantial dilution of the price of your shares if we have to issue additional share capital to meet our ongoing commitments.

Other than our directors, who purchased their shares at $0.001 per share and our other shareholders who acquired their shares at $0.05 per share.  Any price you acquire your shares above the $0.05 per share price will result in your having paid considerable more than what we issued shares for.  In the event we wish to issue more shares from Treasury to meet our current demands for funds it might result in our price per share being either at $0.05 per share or below this amount.   If this were the case, you would have acquired shares at a higher price and with the additional shares being issued you would suffer a dilution in the percentage of ownership you have in Plata.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K.

ITEM 2. PROPERTIES

We intend to undertake exploration work on the Bontoc Claim, located in Republic of the Philippines.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

Our sole mineral property is:

Bontoc Gold Claim

Upon acquiring the Bontoc Claim, Plata commissioned Geraldo Peralta, Professional Geolgoist, 101 Boni Serrano Avenue, Quezon City, Philippines to prepare a geological report on the Bontoc Claim and recommend an exploration program thereon.  Mr. Peralta is a graduate of the University of Western Australia with a Bachelor of Science degree in Geology (1984) and a Masters of Science (1979) from the same University.  He is a member of the Geological Society of the Philippines.  He has worked for over 30 years as a Geologist.  He has worked as a Geological Consultant for companies such as Altai Resources Inc., Mindanao Mining and Abralti Mining Ltd. and has consulted for several other companies around the world writing reports for their use and is therefore qualified to write our report and recommend the proposed exploration program and budget.  In preparing the “Summary of Exploration on the Bontoc Property, Philippines” (“Summary”) dated August 16, 2007 Mr. Peralta visited the Bontoc on August 6 and 8 of 2007.   At that time, he was able to interview field party personnel who were working near the Bontoc Claim.  He has had no prior involvement with the Bontoc Claim and has read Instrument and Form 43-101 F1 prior to preparing the Summary so that it is in compliance with the requirements of Form 43-101 F1 as required by Philippine mining law.

The Summary recommends a two phased mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying will enhance the targets for diamond drilling. This exploration program to evaluate the prospects of the Bontoc Claim, at a cost of $43,964 - PHP 1,786,500 is fully warranted to be spent.

Property

Plata has purchased a 100% interest in Bontoc Claim. Our claim consists of one – 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

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

Accessibility, Climate, Local Resources, Infrastructure and Topography

Bontoc Gold Claim is accessible from city of Bontoc by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. The province is nestled deep in the Cordillera mountain range. Landlocked, it is bounded by the mountains of Benguet on the west and those of the Mountain Province in the north. The terrain is mountainous, sloping into gently rolling hills and plateaus. Its mountain ranges reach an elevation of 2,523 meter above sea level. V-shaped gullies, creeks, streams and U-shaped rivers drain through the valleys. It is the premier mining district. Some 80% of the total Philippine gold production comes from the Cordillera.

The Philippines is situated between 5 and 22 degrees North latitude.  This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December.  Annual rainfall is approximately 1.5 meters.  Due to the steep, deforested, mountains on average 60 percent of the rainwater runs off fast to the sea.  The remaining 40 percent partly evaporates partly seeps through to the island’s underground water aquifier.

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Bontoc Gold Claim subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2009.

PART l l

ITEM 5. MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at December 31, 2008, the Company had 35 shareholders; two of these shareholders are an officers and director of the Company.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since the Company’s inception.

There are no outstanding warrants or conversion privileges for the Company’s shares.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	December 31, 2008	July 17, 2007 (date of incorporation) to December 31, 2007

Revenue	$ -	$ -
Exploration expenses	-	5,000
General and Administration	43,931	10,120
Net loss	43,941	15,120
Weighted average shares outstanding (basic)	3,190,000	2,441,796
Weighted average shares outstanding (diluted)	3,190,000	2,441,796
Net loss per share (basic)	$ (0.01)	$ (0.00)
Net loss per share (diluted)	$ (0.01)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 31,764	$ 52,490
Total assets	31,764	52,490
Total liabilities	12,415	4,810
Total Shareholders’ equity	19,349	47,680

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State of Nevada and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.
We have had no revenue since inception and its accumulated deficit is $59,051.  To date, the growth of Plata has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $18,511 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,950), work undertaken by the independent accountant ($4,000), office and miscellaneous ($1,200), filing fees ($300), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $8,061.  At present, we do have the funds to meet the above commitments and undertake an exploration program on the Bontoc Gold Claim during the summer of 2009.  Nevertheless, our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Bontoc Claim through joint venture arrangement or even the sale of part of the Bontoc Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire on an ‘as needed’ basis. The independent contractors will be responsible for such work including surveying, geology, engineering, exploration, and excavation. Our geologist, Gerald Peralta, if he is available, will be hired to evaluate the information derived from any exploration work we undertake.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues.  Further, we have not generated any revenues since our formation on July 31, 2007.  We have funds to meet our current obligations and undertake a small work program on the Bontoc claim but our present funds will not last very long.  We will have to raise additional capital through equity financing but management has made no decision on this regard.   Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, delays in the exploration of our property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest in the exploration and development of our property before we could start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to implement the phased exploration program recommended to us by Mr. Peralta.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from operations for the period ended from inception on July 31, 2007 to December 31, 2008 of $59,051. We did not earn any revenues during the aforementioned period.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Bontoc Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Liquidity and Capital Resources

As of December 31, 2008 our total assets were $31,764 and our total liabilities were $12,415 including $4,354 due to a related party, our President.

The expenses we incurred during the last year were as follows:

Source of Expense	Amount

Accountant – internal	$ 3,937
Auditors	4,000
Bank charges	34
Filing fees	138
Legal	13,283
Management fees	12,000
Office and miscellaneous	3,441
Rent	2,400
Telephone	1,200
Transfer agent’s fees	3,498

Total expenses for the twelve months ended December 31, 2008	$ 43,931

The Company does not pay management fees, rent or telephone.  However we recognize there is a cost associated with these services.  Accordingly we accrue on our ‘Statement of Operations’,  as ‘Administrative Expense’, the amount of $1,000 per month for management fee, $200 per month for rent and $100 per month for telephone.  These amounts are credited to “Capital in Excess of Par Value” on our Balance Sheet.  These amounts, while accrued, will never be paid out, in cash, shares or otherwise, in the future.

No revenue was generated during the period from inception to December 31, 2008, or thereafter.

Total shareholders’ equity as at December 31, 2008 was $19,349. Total shares outstanding as at December 31, 2008 were 3,190,000 and there have been no change in the issued and outstanding shares in January 2009 and up to the date of filing this Form 10-K.

CERTAIN TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On September 18, 2007 we completed a private placement consisting of 2,000,000 common shares at a price of $0.001 per shares to our directors and officers for a total consideration of $2,000.   Our president and chief executive officer, Dexter Calisco, subscribed for 1,200,000 common shares whereas our chief financial officer and secretary treasurer subscribed for 800,000 common shares of the above noted private placement.

MARKET FOR COMMON SHARES & RELATED STOCKHOLDERS MATTERS

Critical Accounting Policies

Our discussion and analysis of Plata’s financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 1,800,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on the OTCBB.   Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.     Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Bontoc Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2008, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Dexter Caliso, and Chief Financial Officer, being Presentacion Coranes. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our directors serves until his or her successor is elected and qualified.   Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.   The Board of Director has no nominating or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd., Pasig City 1300, Philippines	33	Chief Executive Officer and President

Presentaction A. Coranes 2432 M. Dela Cruz Street, Pasay City, Philippines	29	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

Both Dexter Caliso and Presentaction Coranes have held their offices/positions since inception of Plata and are expected to hold their offices/positions until the first annual meeting of our shareholders.

Background of Officers and Directors

Dexter Caliso

Dexter Caliso attended and attained a High School Diploma from Our Lady of Sorrows Secondary School in 1991.  Between 1991 and 1995 he attended PATT College Aeronautics and obtained a Bachelor of Science degree in Aircraft Technology.   After graduation in 1995 and until 1999, he was employed by Philippines Airlines in Manila where he supervised night crews for maintenance of all Beoing 747-400 aircrift owned by Philippine Airlines.  From 1999 to 2001 he was employed by Singapore Airlines in Manila as 2nd Aircraft Mechanic and was responsible for instruction of junior mechanics as to the repair and maintenance of aircraft.  Between 2001 and 2004 he was employed by Emirates Airlines in Manila as Supervising Aircraft Mechanic and was the supervisor of all maintenance personal in his department which resulted in Dexter being promoted to Chief Supervising Aircraft Mechanic.  After 2004, until the present time, he was employed with Cathy Pacific Airline in Manila as Department Head of Maintenance Operations and was responsible for managing a staff of 30 aircraft mechanics.   During this time he was responsible for implementing all new security and safety measures for all incoming Cathy Pacific Aircraft in Manila.  While working for Cathy Pacific he attended and obtained a Certificate of Completion from the Bureau of Mines and Geoscience in Aerial Mapping and Surveying.

Presentacion Coranes

Presentacion Coranes graduated and received a diploma from Pedro Diaz High School in 1995 before attending AMA Computer College where she graduated with diplomas in bookkeeping and accounting.  In 2000 Presentacion attended the University of the Far East and earned a diploma in Advanced Audit Procedures qualifying her to do full audit procedures of both private and public companies in the Philippines.  While attending AMA Computer College, she worked for Zamperla Asia Pacific in Manila, Philippines and was responsible for handling the payroll for the entire company.  In 1999, while attending the University of the Far East, Presentacion was employed by Philippines Long Distance Telecommunication Co. and was responsible for accounts receivable, collections and worked part time in the internal audit department where she assisted with filing with the Securities Exchange Commission of the Philippines.  After graduating from the University of the Far East, she became employed with UCPB Insurance where she was solely responsible for auditing the accounts receivable department and assisting in the filings with the Securities Exchange Commission of the Philippines.  In 2004 she joined the firm of JV & Sons Corp. as Audit Co-ordinator and was responsible for compiling audit reports for management and preparing filing documents for submission to the Securities Exchange Commission of the Philippines.  Since 2005 she has been employed with Mary Kel Company as Department Head of the Collections Department where Presentacion is responsible of conducting the audits of the company and overseeing a staff of 10 people.  In addition, she is the signing officer on the full and final version of the audit that is filed with the relevant tax authorities and the Securities Exchange Commission of the Philippines.

None of our officers and directors work full time for our company.  Dexter Caliso spends approximately 4 to 5 hours a week on administrative and accounting matters.  With recent preparation of this registration statement and because the Company intends to seek a quotation on the OTCBB in the near future Dexter Caliso’s time on Plata’s affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Presentacion Coranes spends approximately 4 to 5 week per month on corporate matters.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors.  The Audit Committee Charter of Plata sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our Audit Committee is comprised of Dexter Caliso, our President and Chairman of the Audit
Committee, and Presentaction Coranes, our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Only Presentacion Coranes can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B based on her prior training and present occupation.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on July 17, 2007, our Board has conducted its business entirely by consent resolutions and has not met, as such.  Our Audit Committee has held one meeting.

Significant Employees

We have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Plata to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Bontoc Claim.  Due to neither of our directors being a trained geologist, other than Dexter Caliso having a diploma in aerial mapping and surveying, Plata will use the services of Geraldo Peralta if he is available when needed.  We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Bontoc claim by the end of 2009.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Plata, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 11.      EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Dexter R. Caliso Principal Executive, Officer, President and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Presentacion A. Coranes Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors of our Company.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Activities since Inception

Our President, Dexter Caliso, arranged for incorporation of our company, subscribed for shares to provide initial working capital, and identified the Bontoc Claim, arranged for its acquisition, commissioned a geological report on the Bontoc Claim obtaining the assistance of professionals as needed.  Mr. Caliso has coordinated preparation of our effective registration statement and has principal responsibility for preparation of our periodic reports and all other matters normally performed by an executive officer.  He was instrumental in identifying investors to participate in the private placement closed on October 31, 2007

Our Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer, Presentacion Coranes, assisted in identifying investors to participate in the private placement closed on October 31, 2007 and also assisted in preparation of our effective registration statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

The following table sets forth, as at January 31, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed Before Selling (2)%		Beneficially Owned After Selling (3)%

Common	Dexter R. Caliso 658 Pasay Blvd. Pasig City, 1300 Philippines	1,200,000	37.8	1,080,000	33.9

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street, Pasay City, Philippines	800,000	25.3	720,000	22.5

Common	Ownership of all directors and officers	2,000,000	63.1	1,800,000	56.4

(1)	As of March 26, 2007, there were 3,910,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

(3)
These shares are restricted since they were issued in compliance with exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  After these shares have been held for one year the Dexter Caliso and Presentacion Coranes could sell 1% of the outstanding shares in Plata every three months.  Therefore, these shares can be sold after the expiration of one year in compliance with provisions of Rule 144.   The share certificates bear “stock transfer” instructions imprinted on the stock certificates themselves which restricts their sale other than in compliance with Rule 144.

Other than Dexter Caliso and Presentacion Coranes, Plata does not know of any other shareholder who has more than 5 percent of the issued shares.

This number of shares that could presently be sold under Rule 144 is 1,800,000; being the above noted shares held by Dexter Caliso and Presentacion Coranes; which bear a restrictive legend on each certificate.

Even with the sale of 200,000 shares held by Dexter Caliso and Presentacion Coranes which were qualified under our registration statement, they will retain voting control over the number of shares issued and outstanding.

There are no voting trusts or similar arrangements known to Plata whereby voting power is held by another party not named herein.  Plata knows of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of Plata's common shares or preventing the vesting of such beneficial ownership.

Plata does not know of any arrangements, which might result in a change in control.

Our authorized capital consists of 750,000,000 shares of common stock, par value $0.001 per share, of which 3,190,000 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs of Plata; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. The shares held by none officer and directors are the present time represents 37 % of our outstanding shares.

Anti-Takeover Provisions

There are no Nevada anti-takeover provisions that may have the affect of delaying or preventing a change in control. Sections 78.378 through 78.3793 of the Nevada Revised Statutes relates to control share acquisitions that may delay to make more difficult acquisitions or changes in our control, however, they only apply when we have 200 or more stockholders of record, at least 100 of whom have addresses in the state of Nevada appearing on our stock ledger and we do business in this state directly or through an affiliated corporation. Neither of the foregoing events seems likely to occur. Currently, we have no Nevada shareholders. Further, we do not do business in Nevada directly or through an affiliate corporation and we do not intend to do business in the state of Nevada in the future. Accordingly there are no anti-takeover provisions that have the affect of delaying or preventing a change in our control.

Dividend Policy

As of the date of this Form 10-K, Plata has not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is Plata’s present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, Arizona, USA, 85251 to act as transfer and registrar.   Formerly we used the services of Action Stock Transfer Corp., Suite 300 – 7069 S. Highland Drive, Salt Lake City, Utah, 84121.

Market Information

At the present time, our shares are quoted on the OTCBB and are thinly traded.

Holders

Including its two officers and directors, Plata has 35 shareholders as at the date of this Form 10-K.

Certain Transactions

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On September 18, 2007 Plata issued to (i) our President, Chief Executive Officer and Director, Dexter Caliso, 1,200,000 shares at the price of $0.001 per share for total consideration of $1,200; and (ii) our Chief Financial Officer, Secretary-Treasurer and a Director, Presentacion Coranes, 800,000 shares at the price of $0.001 per share for total consideration of $800.

The shares issued to Mr. Caliso and Ms. Coranes were in consideration of their agreeing to take the initiative in developing and implementing the business plan of Plata, including, among other things, incorporated Plata, providing the initial capital to allow Plata to identify the Bontoc Claim in the Philippines and arrange for Geraldo Peralta to prepare a geological report thereon, identifying potential investors and arranging for the initial private placement to enable Plata to implement its business plan.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, will be responsible upon the effectiveness of this registration statement to file reports, proxy statements and other information with the SEC.  Our reports, proxy statements and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street N.W., Washington, DC, 20549, at prescribed rates.   The public may obtain information on the operations of the Public Reference Room by calling SEC at 1-800-SEC-0330.   In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.   The address of the SEC’s Web sit is http://www.sec.gov.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  No director or officer filed a Form 3 with the SEC during the period under review.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

The Company does not have promoters and has no transactions with any promoters.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on July 20, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”). Plata’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Plata and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2008 for professional services for the review of the quarterly financial statements as at March 31, June 30 and September 30, 2008, annual financial statements as of December 31, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended March 31, June 30 and September 30, 2008 and $2,500 for the audit of December 31, 2008.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Plata’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2008 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Plata nor to make any pre-approval policies meaningful.  Once Plata has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Plata’s internal accountant.

PART IV

ITEM 13. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	33

Balance Sheet as at December 31, 2008 and 2007	34

Statement of Operations for the year ended December 31, 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2007 and for the period from July 17, 2007 (date of inception) to December 31, 2008	35

Statement of Changes in Stockholders’ Equity for period from July 17, 2007 (date of inception) to December 31, 2008	36

Statement of Cash Flows for the year ended December 31, 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2007 and for the period from July 17, 2007 (date of inception) to December 31, 2008	37

Notes to the Financial Statements	38

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

3 (i) Articles of Incorporation (incorporated by reference from Plata’sRegistration Statement on Form S-1 filed on February 1, 2008, RegistrationNo. 333-148984)

3 (ii) By-laws (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

February 3, 2009

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer,
President and Director

By: PRESENTACION A. CORANES
Presentaction A. Coranes
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Plata Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at December 31, 2008 and 2007, and the related statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2007 and the period from July 17, 2007 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. at December 31, 2008 and 2007, and the results of operations and cash flows for the year ended December 31, 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2007 and the period from July 17, 2007 (date of inception) to December 31, 2008 in conformity with generally accepted accounting principles.

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
February 2, 2009

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)

BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2007
ASSETS

CURRENT ASSETS

Cash	$ 31,764	$ 52,490

Total Current Assets	$ 31,764	$ 52,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 8,061	$ 3,810
Accounts payable – related parties	4,354	1,000

Total Current Liabilities	12,415	4,810

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
3,190,000 shares issued and outstanding	3,190	3,190
Capital in excess of par value	75,210	59,610
Deficit accumulated during the pre-exploration stage	(59,051)	(15,120)

Total Stockholders’ Equity	19,349	47,680

	$ 31,764	$ 52,490

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the year ended December 31, 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2007 and for the period from July 17, 2007(date of inception) to December 31, 2008

	Dec. 31, 2008	July 17, 2007 to Dec. 31, 2007	July 17, 2007 to Dec 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	5,000	5,000
Administrative	43,931	10,120	54,051

NET LOSS FROM OPERATIONS	$ (43,931)	$ (15,120)	$ (59,051)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,190,000	2,441,796

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period July 17, 2007 (date of inception) to December 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 17, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – September 18, 2007	2,000,000	2,000	-	-

Issuance of common shares for cash at $.05 – October 31, 2007	1,190,000	1,190	58,310

Capital contributions - expenses	-	-	1,300

Net operating loss for the period July 17, 2007 (date of Inception) to December 31, 2007	-	-	-	(15,120)

Balance at December 31, 2007	3,190,000	3,190	59,610	(15,120)

Capital contributions – expenses	-	-	15,600	-
Net operating loss for the year ended December 31, 2008	-	-	-	(43,931)

Balance at December 31, 2008	3,190,000	$ 3,190	$ 75,210	$ (59,051)

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the year ended December 31, 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2007 and for the period from July 17, 2007 (date of inception) to December 31, 2008

	Dec. 31, 2008	July 17, 2007 to Dec. 31, 2007	July 17, 2007 to Dec. 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (43,931)	$(15,120)	$(59,051)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	15,600	1,300	16,900
Changes in accounts payable	4,251	3,810	8,061

Net Cash Provided (Used) in Operations	(24,080)	(10,010)	(34,090)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	3,354	1,000	4,354
Proceeds from issuance of common stock	-	61,500	61,500

Net cash flows from financing activities	3,354	62,500	65,854

Net Increase (Decrease) in Cash	(20,726)	52,490	31,764

Cash at Beginning of Period	52,490	-	-

CASH AT END OF PERIOD	$ 31,764	$ 52,490	$ 31,764

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

1.           ORGANIZATION

The Company, Plata Resources Inc., was incorporated under the laws of the State of Nevada on July 31, 2007 with the authorized capital stock of 750,000,000 shares at $0.001 par value.

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

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

On December 31, 2008 the Company had a net operating loss carry forward of $59,051 for income tax purposes.  The tax benefit of approximately $17,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

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

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

3.           AQUISITION OF MINERAL CLAIM

On August 1, 2007, the Company acquired the Bontoc Gold Claim located in the Republic of Philippines from Castillo Explorations LLC., an unrelated company, for the consideration of $5,000.  The Bontoc Gold Claim is located in the Philippines near the town of Bontoc.  Under Philippine law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fees or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $4,354 and have made contributions to capital of $16,900 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On September 18, 2007, Company completed a private placement consisting of 2,000,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $2,000.  On October 31, 2007, the Company completed a private placement of 1,190,000 common shares at $0.05 per share for a total consideration of $59,500.