Form 10-Q
period 2009-03-31
Plata Resources, Inc.
filed 2009-05-05
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                        Accelerated filer                            [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                         Small reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [   ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 30, 2009: 63,800,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources Inc. (a pre-exploration stage company) at March 31, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three months ended March 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to March 31, 2009  and the statement of cash flows for the three months ended March 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 26,791	$ 31,764

Total Current Assets	$ 26,791	$ 31,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 7,497	$ 8,061
Accounts payable – related parties	4,424	4,354

Total Current Liabilities	11,921	12,415

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	18,500	14,600
Deficit accumulated during the pre-exploration stage	(67,430)	(59,051)

Total Stockholders’ Equity	14,870	19,349

	$ 26,791	$ 31,764

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to March 31, 2009

	Three months ended March 31, 2009	Three months ended March 31, 2008	From July 17, 2007 (date of inception) to March 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	1,572	-	6,572
Administrative	6,807	11,681	60,858

NET LOSS FROM OPERATIONS	$ (8,379)	$ (11,681)	$ (67,430)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to March 31, 2009
(Unaudited – Prepared by Management)

	Three months ended March 31, 2009	Three months ended March 31, 2008	From July 17, 2007 (date of inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (8,379)	$ (11,681)	$(67,430)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	3,900	3,900	20,800
Changes in accounts payable	(564)	(1,213)	7,497

Net Cash Provided (Used) in Operations	(5,043)	(8,994)	(39,133)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan (to) from related party	70	174	4,424
Proceeds from issuance of common stock	-	-	61,500

	70	-	65,924

Net Increase (Decrease) in Cash	(4,973)	(8,820)	26,791

Cash at Beginning of Period	31,764	52,490	-

CASH AT END OF PERIOD	$ 26,791	$ 43,670	$ 26,791

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
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

On March 31, 2009 the Company had a net operating loss carry forward of $67,430 for income tax purposes.  The tax benefit of approximately $20,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
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
March 31, 2009
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $4,424 and have made contributions to capital of $20,800 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On September 18, 2007, Company completed a private placement consisting of 40,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On October 31, 2007, the Company completed a private placement of 23,800,000 post split common shares for a total consideration of $59,500.

On January 22, 2009, the shareholders of the Company approved a 20 to 1 forward split, resulting in an increase of the outstanding shares of common stock from 3,190,000 to 63,800,000.  The 63,800,000 post split common shares are shown as split from the date of inception.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANAYSIS FO FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We have no revenue, have achieved losses since inception, have no operations and have relied upon the sale of our securities and loans from our officers and directors to fund our operations in the future.

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel:  632-886-788) and our registered statutory office is located at 2050 Russett Way, Carson City, Nevada, 89703.

Our stock is publicly quoted on the OTC Bulletin Board (“OTCBB”) under the symbol of PTAE.

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

LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $67,430.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim in of the Republic of Fiji and meet our filing requirements with the SEC.   Presently we do not have sufficient funds to consider any additional mineral claims.

Our management estimates that a minimum of $18,647 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,950), work undertaken by the independent accountant ($4,000), Edgar fees ($1,000), office and miscellaneous ($500), legal fees ($700), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $7,497.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but do not have sufficient funds to undertake Phase I exploration activities as recommend below in the amount of $15,614.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible in Item 16 – Description of Business noted above.  We will complete Phase I as set forth in Geraldo Peralta’s report dated August 16, 2007 in 2009.

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

We intend to complete Phase I of our exploration program during the summer or fall of 2009 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At the present time management does not know of any market risk which will affect Plata.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T                      CONTROLS AND PROCEDURES

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

ITEM 1A                      RISK FACTORS

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $67,430. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the Bontoc into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of the Bontoc and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment by purchasing shares in our Company.

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

As indicated in the geological report prepared by Geraldo Peralta, Professional Geologist, dated August 16, 2007, there has been no detailed exploration work undertaken on the Bontoc Claim and no recorded drilling activity.   Therefore, the Bontoc Claim is a grass root exploration program which might result in no mineralization being discovered at all.   If this is the case, the money you have spent to acquire shares in our Company might be lost.

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

Our shares are quoted on the OTCBB under the symbol of PTAE and are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase.

12.           You will incur immediate and substantial dilution of the price of your shares if we have to issue additional share capital to meet our ongoing commitments.

Other than our directors, who purchased their shares at $0.001 per share, our other shareholders acquired their shares at $0.05 per share under our effective registration statement.  Any price you acquire your shares above the $0.05 per share price will result in your having paid considerable more than what we issued shares for.  In the event we wish to issue more shares from Treasury to meet our current demands for funds it might result in our price per share being either at $0.05 per share or below this amount.   If this were the case, you would have acquired shares at a higher price and with the additional shares being issued you would suffer a dilution in the percentage of ownership you have in Plata.

13.           Our directors and officers, collectively own 40,000,000 common shares or 63% of the issued and outstanding share capital of Plata.   In the future, if they wished to sell either all or part their shares, they could adversely affect the market price of the trading shares.

Due to the amount of shares held by Messrs. Caliso and Coranes, if they were able to sell even a small percentage of their shares it could have an adverse effect on the market price and might restrict you from selling your shares at the price you had hoped for.  The shares owned by our two directors which have been qualified under an effective registration statement on April 29, 2008, being 4,000,000 post split shares, the balance of their shares being 36,000,000 post split are subject to Rule 144 under the Securities Act of 1933 which restricts the ability of our directors or officers to sell their shares.  Nevertheless, even a small number of shares sold by them could affect the market value of the shares considerably.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

Date: May 5, 2009	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date:May 5, 2009	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director