Form 10-Q
period 2009-06-30
Plata Resources, Inc.
filed 2009-07-27
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-148984

PLATA RESOURCES, INC.
                                                               (Exact name of registrant as specified in its charter)

Nevada	75-3267338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

July 15, 2009: 63,800,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at June 30, 2009 and December 31, 2008	4

	Statement of Operations For the three and six months ended June 30, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to June 30, 2009	5

	Statement of Cash Flows For the six months ended June 30, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to June 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (a pre-exploration stage company) at June 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and six months ended June 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to June 30, 2009 and the statement of cash flows for the six months ended June 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 26,034	$ 31,764

Total Current Assets	$ 26,034	$ 31,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 8,254	$ 8,061
Accounts payable – related parties	4,457	4,354

Total Current Liabilities	12,711	12,415

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	22,400	14,600
Deficit accumulated during the pre-exploration stage	(72,877)	(59,051)

Total Stockholders’ Equity	13,323	19,349

	$ 26,034	$ 31,764

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to June 30, 2009

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	From July 17, 2007 (date of inception) to June 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	2,000	1,572	2,000	6,572
Administrative	5,447	8,542	12,254	20,224	66,305

NET LOSS FROM OPERATIONS	$ (5,447)	$ (10,542)	$ (13,826)	$ (22,224)	$ (72,877)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to June 30, 2009
(Unaudited – Prepared by Management)

	Six months ended June 30, 2009	Six months ended June 30, 2008	From July 17, 2007 (date of inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (13,826)	$ (22,224)	$(72,877)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	7,800	7,800	24,700
Changes in accounts payable	193	(210)	8,254

Net Cash Provided (Used) in Operations	(5,833)	(14,634)	(39,923)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan (to) from related party	103	613	4,457
Proceeds from issuance of common stock	-	-	61,500

	103	613	65,957

Net Increase (Decrease) in Cash	(5,730)	(14,021)	26,034

Cash at Beginning of Period	31,764	52,490	-

CASH AT END OF PERIOD	$ 26,034	$ 38,469	$ 26,034

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

On June 30, 2009 the Company had a net operating loss carry forward of $72,877 for income tax purposes.  The tax benefit of approximately $21,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
June 30, 2009
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $4,457 and have made contributions to capital of $24,700 in the form of expenses paid for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel:  632-886-788) and our registered statutory office is located at Suite 129 – 123 Wnye Lane, Carson City, Nevada, 89706.

Our common shares are currently quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol of PTAE.

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

LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $72,877.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $18,944 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,940), work undertaken by the independent accountant ($4,000), Edgar fees ($1,250), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $8,254.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand.  In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Plan of Operation

We are a start up, pre-exploration stage corporation and have not yet generated or realized any revenues from our business operations.  In the future, unless we earn revenue or issue shares from our Treasury there might be the problem of Plata continuing as an on-going business. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on Bontoc Claim. Our only other source for cash at this time is investments by others. In the future, we must raise cash to implement our project and stay in business.

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible as in the prior pages.  We will complete Phase I as set forth in Geraldo Peralta’s report dated August 16, 2007 in 2010.

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

We intend to complete Phase I of our exploration program during the summer of 2010 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2009.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T.                      CONTROLS AND PROCEDURES

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $72,877. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the Bontoc into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of the Bontoc and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment in our Company.

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

Even though our President, Dexter Caliso, has a Certificate in aerial mapping and surveying from the Bureau of Mines and Geoscience in the Philippines, he does not possess the exploration skills to supervise Phase I of the exploration program on the Bontoc Claim.   Our other director and officer, Presentacion Coranes has no background in mineral exploration.   Therefore, the directors will have to rely upon professional geologists to undertake the exploration program on the Bontoc.  If a geologist cannot be found at the time the directors wish to commence Phase I then it will have to be delayed.  This might result in a lack of money in the future.

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

Our shares are quoted on the OTCBB and therefore are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase in our Company, if at all.

12.           You will incur immediate and substantial dilution of the price of your shares if we have to issue additional share capital to meet our ongoing commitments.

In the event we wish to issue more shares from Treasury to meet our future demands for funds it might result in our price per share less than the amount you paid for your shares in our Company.   If this were the case, you would have acquired shares at a higher price and with the additional shares being issued you would suffer a dilution in the percentage of ownership you have in Plata.

13.           Our directors and officers, collectively own 40,000,000 common shares or 63% of the issued and outstanding share capital of Plata.   In the future, if they wished to sell either all or part their shares, they could adversely affect the market price of the trading shares.

Due to the amount of shares held by Messrs. Caliso and Coranes, if they were able to sell even a small percentage of their shares it could have an adverse effect on the market price and might restrict you from selling your shares at the price you had hoped for.  Other than the shares owned by our two directors which have been qualified under an effective registration statement on April 29, 2008, being 4,000,000 shares, the balance of their shares, being 36,000,000, are subject to Rule 144 under the Securities Act of 1933 which restricts the ability of our directors or officers to sell their shares.  Nevertheless, even a small number of shares sold by them could affect the market value of the shares considerably.

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

PLATA RESOURCES, INC.
(Registrant)

Date: July 27, 2009	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: July 27, 2009	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director