Form 10-Q
period 2009-09-30
Plata Resources, Inc.
filed 2009-11-09
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

November 1, 2009: 63,800,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 and December 31, 2008	4

	Statement of Operations For the three and nine months ended September 30, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to September 30, 2009	5

	Statement of Cash Flows For the nine months ended September 30, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to September 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (a pre-exploration stage company) at September 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2009 and the statement of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 24,961	$ 31,764

Total Current Assets	$ 24,961	$ 31,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 9,417	$ 8,061
Accounts payable – related parties	4,525	4,354

Total Current Liabilities	13,942	12,415

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	26,300	14,600
Deficit accumulated during the pre-exploration stage	(79,081)	(59,051)

Total Stockholders’ Equity	11,019	19,349

	$ 24,961	$ 31,764

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2009

	Three months ended Sept. 30, 2009	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2009	Nine months ended Sept. 30, 2008	From July 17, 2007 (date of inception) to Sept. 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	-	1,572	2,000	6,572
Administrative	6,204	8,899	18,458	29,122	72,509

NET LOSS FROM OPERATIONS	$ (6,204)	$ (8,899)	$ (20,030)	$ (31,122)	$ (79,081)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to September 30, 2009
(Unaudited – Prepared by Management)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	From July 17, 2007 (date of inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (20,030)	$ (31,122)	$(79,081)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	11,700	11,700	28,600
Changes in accounts payable	1,356	675	9,417

Net Cash Provided (Used) in Operations	(6,974)	(18,747)	(41,064)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan (to) from related party	171	736	4,525
Proceeds from issuance of common stock	-	-	61,500

	171	736	66,025

Net Increase (Decrease) in Cash	(6,803)	(18,011)	24,961

Cash at Beginning of Period	31,764	52,490	-

CASH AT END OF PERIOD	$ 24,961	$ 34,479	$ 24,961

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

On September 30, 2009 the Company had a net operating loss carry forward of $79,081 for income tax purposes.  The tax benefit of approximately $23,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

PLATA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
September 30, 2009
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $4,525 and have made contributions to capital of $28,600 in the form of expenses paid for the Company.

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
LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $79,081.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $20,107 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,940), work undertaken by the independent accountant ($4,000), Edgar fees ($1,250), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $9,417.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand.  In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2009.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $79,081. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

PLATA RESOURCES, INC.
(Registrant)

Date: Novmeber 9, 2009	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: November 9, 2009	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director