Form 10-K
period 2009-12-31
Plata Resources, Inc.
filed 2010-03-15
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Address of principal executive offices)

63-632-886-788
(Registrant’s telephone number, including area code)

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to 12 (g) of the Act:

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 15, 2010: 63,800,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

On August 1, 2007, we purchased the Bontoc Claim for $5,000 from Castillo Explorations LLC, an unrelated company incorporate in the Republic of the Philippines, whereby we obtained a 100% interest in the Bontoc Claim.   The Bontoc Claim upon purchase was free and clear of any and all charges, encumbrances, or liens of any nature of kind whatsoever.  There is no requirement under Philippine mineral law to spend any money on the Bontoc Claim to maintain our interest therein.   Nevertheless, it is the intention of Plata to undertake an exploration program during 2010 as set forth by Geraldo Peralta in his geological report dated August 16, 2007 as more fully mentioned below.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-K and have loss to date of $87,457. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

RISKS ASSOCIATED WITH THE PURCHASE OF OUR SHARES:

11.           The trading in our shares are regulated by the SEC’s Rule 15G-9 which established the definition of a “Penny Stock”.

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

Due to the amount of shares held by Messrs. Caliso and Coranes, if they were able to sell even a small percentage of their shares it could have an adverse effect on the market price and might restrict you from selling your shares at the price you had hoped for.  Other than the shares owned by our two directors which have been qualified under an effective registration statement on April 29, 2008, being 4,000,000 shares, the balance of their shares being 36,000,000 are subject to Rule 144 under the Securities Act of 1933 which restricts the ability of our directors or officers to sell their shares.  Nevertheless, even a small number of shares sold by them could affect the market value of the shares considerably.

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

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2010.

PART l l
ITEM 5.	MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at December 31, 2009, the Company had 35 shareholders; two of these shareholders are an officers and director of the Company.

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

Operation Statement Data

	December 31, 2009	July 17, 2007 (date of incorporation) to December 31, 2009

Revenue	$ -	$ -
Exploration expenses	1,572	6,572
General and Administration	26,834	80,885
Net loss	28,406	87,457
Weighted average shares outstanding (basic)	63,800,000	63,800,000
Weighted average shares outstanding (diluted)	63,800,000	63,800,000
Net loss per share (basic)	$ (0.00)	$ (0.00)
Net loss per share (diluted)	$ (0.00)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 20,889
Accounts receivable	3,572
Total assets	24,461
Total liabilities	17,918
Total Shareholders’ equity	6,543

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State of Nevada and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.

We have had no revenue since inception and its accumulated deficit is $87,457.  To date, the growth of Plata has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $23,883 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,950), work undertaken by the independent accountant ($4,000), office and miscellaneous ($1,000), filing fees including business license ($575), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $13,358.  At present, we do have the funds to meet the above commitments and undertake an exploration program on the Bontoc Gold Claim during the summer of 2010.  Nevertheless, our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from operations for the period ended from inception on July 31, 2007 to December 31, 2009 of $87,457. We did not earn any revenues during the aforementioned period.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Bontoc Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Liquidity and Capital Resources

As of December 31, 2009 our total assets were $24,461 and our total liabilities were $17,918 including $4,560 due to a related party, our President.

The expenses we incurred during the last year were as follows:

Source of Expense	Amount

Accountant – internal	$ 3,937
Auditors	4,000
Bank charges	16
Edgarizing various documents	1,155
Exploration	1,572
Filing fees including business license for State of Nevada	464
Legal	309
Management fees	12,000
Office and miscellaneous	353
Rent	2,400
Telephone	1,200
Transfer agent’s fees	1,000

Total expenses for the twelve months ended December 31, 2009	$ 28,406

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

No revenue was generated during the period from inception to December 31, 2009, or thereafter.

Total shareholders’ equity as at December 31, 2009 was $6,543. Total shares outstanding as at December 31, 2008 were 63,800,000 and there have been no change in the issued and outstanding shares up to the date of filing this Form 10-K.

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

On September 18, 2007 we completed a private placement consisting of 40,000,000 post split common shares to our directors and officers for a total consideration of $2,000.   Our president and chief executive officer, Dexter Calisco, subscribed for 24,000,000 common shares whereas our chief financial officer and secretary treasurer subscribed for 16,000,000 common shares of the above noted private placement.

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

The number of shares subject to Rule 144 is 36,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Dexter R. Caliso, Chief Executive Officer and Presentacion A. Coranes, Chief Accounting Officer, they have evaluated the effectiveness of Plata’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at May 31, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Plata files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of December 31, 2009, the management of Plata assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Plata’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Plata’s financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at December 31, 2009, Plata did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Plata a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Plata not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Plata maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A(T)	CONTROLS AND PROCEDURES

There were no changes in Plata’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to material affect, Plata’s internal control over financial reporting;.

ITEM 9B                      OTHER INFORMATION

This is no other information needed to be disclosed in this Form 10-K.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd. Pasig City 1300, Philippines	34	Chief Executive Officer and President

Presentaction A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	30	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

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

Significant Employees

We have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Plata to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Bontoc Claim.  Due to neither of our directors being a trained geologist, other than Dexter Caliso having a diploma in aerial mapping and surveying, Plata will use the services of Geraldo Peralta if he is available when needed.  We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Bontoc claim by the end of 2010.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

ITEM 11.                      EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Comp- ensation ($)

Dexter R. Caliso Principal Executive Officer, President and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Presentacion A. Coranes Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

The following table sets forth, as at March 15, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneifically Owed Before Selling (2)%		Benefically Owed After Selling (3)%

Common	Dexter R. Caliso 658 Pasay Blvd. Pasig City, 1300, Philippines	24,000,000	37.8	21,600,000	33.9

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	16,000,000	25.3	14,400,000	22.5

Common	Ownership of all directors and officers	40,000,000	63.1	36,000,000	56.4

(1)	As of March 15, 2010, there were 63,800,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

This number of post split common shares that could presently be sold under Rule 144 is 36,000,000; being the above noted shares held by Dexter Caliso and Presentacion Coranes; which bear a restrictive legend on each certificate.

Even with the sale of 4,000,000 post split common shares held by Dexter Caliso and Presentacion Coranes which were qualified under our registration statement, they will retain voting control over the number of shares issued and outstanding.

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

Our authorized capital consists of 750,000,000 shares of common stock, par value $0.001 per share, of which 63,800,000 post split shares are issued and outstanding.

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

On September 18, 2007 Plata issued to (i) our President, Chief Executive Officer and Director, Dexter Caliso, 24,000,000 post split common shares for total consideration of $1,200; and (ii) our Chief Financial Officer, Secretary-Treasurer and a Director, Presentacion Coranes, 16,000,000 post split shares for total consideration of $800.

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

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2009 for professional services for the review of the quarterly financial statements as at March 31, June 30 and September 30, 2009, annual financial statements as of December 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended March 31, June 30 and September 30, 2009 and $2,500 for the audit of December 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Plata’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

3 (ii) By-laws (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2009	36

Notes to the Financial Statements	37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer,
President and Director

Date March 15, 2010:

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer,
President and Director

Date: March 15, 2010
By: PRESENTACION A. CORANES
Presentaction A. Coranes
Chief Accounting Officer,
Chief Financial Officer and Director

Date: March 15, 2010

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Plata Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at December 31, 2009 and 2008, and the related statement of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from July 17, 2007 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. at December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008 and the period from July 17, 2007 (date of inception) to December 31, 2009 in conformity with generally accepted accounting principles.

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
March 15, 2010

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Dec. 31, 2009	Dec. 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 20,889	$ 31,764
Accounts receivable	3,572	-

Total Current Assets	$ 24,461	$ 31,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 13,358	$ 8,061
Accounts payable – related parties	4,560	4,354

Total Current Liabilities	17,918	12,415

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	30,200	14,600
Deficit accumulated during the pre-exploration stage	(87,457)	(59,051)

Total Stockholders’ Equity	6,543	19,349

	$ 24,461	$ 31,764

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the years ended December 31, 2009 and 2008 and for the period from July 17, 2007(date of inception) to December 31, 2009

	Dec. 31, 2009	Dec. 31, 2008	July 17, 2007 to Dec 31, 2009
REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	1,572	-	6,572
Administrative	26,834	43,931	80,885

NET LOSS FROM OPERATIONS	$ (28,406)	$ (43,931)	$ (87,457)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,800,000	63,800,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period  July 17, 2007 (date of inception) to December 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 17, 2007	-	$ -	$ -	$ -

Issuance of common shares - September 18, 2007	40,000,000	40,000	(38,000)	-

Issuance of common shares – October 31, 2007	23,800,000	23,800	35,700

Capital contributions – expenses	-	-	1,300

Net operating loss for the period July 17, 2007 (date of Inception) to December 31, 2007	-	-	-	(15,120)

Balance at December 31, 2007	63,800,000	63,800	(1,000)	(15,120)
Capital contributions – expenses	-	-	15,600	-
Net operating loss for the year ended December 31, 2008	-	-	-	(43,931)

Balance at December 31, 2008	63,800,000	63,800	14,600	(59,051)

Capital contributions – expenses	-	-	15,600	-

Net operating loss for the year ended December 31, 2009	-	-	-	(28,406)

Balance at December 31, 2009	63,800,000	$ 63,800	$ 30,200	$ (87,457)

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2009

	Dec. 31, 2009	Dec. 31, 2008	July 17, 2007 to Dec. 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (28,406)	$ (43,931)	$(87,457)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	15,600	15,600	32,500
Changes in accounts receivable	(3,572)	-	(3,572)
Changes in accounts payable	5,297	4,251	13,358

Net Cash Provided (Used) in Operations	(11,081)	(24,080)	(45,171)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	206	3,354	4,560
Proceeds from issuance of common stock	-	-	61,500

Net cash flows from financing activities	206	3,354	66,060

Net Increase (Decrease) in Cash	(10,875)	(20,726)	20,889

Cash at Beginning of Period	31,764	52,490	-

CASH AT END OF PERIOD	$ 20,889	$ 31,764	$ 20,889

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

On December 31, 2009 the Company had a net operating loss carry forward of $87,457 for income tax purposes.  The tax benefit of approximately $26,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $4,560 and have made contributions to capital of $32,500 in the form of expenses paid for the Company.

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

6.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to March 15, 2010 and has found no material subsequent events to report.