Form 10-Q
period 2010-03-31
Plata Resources, Inc.
filed 2010-04-28
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 20, 2010: 63,800,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at March 31, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three months ended March 31, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to March 31, 2010 and the statement of cash flows for the three months ended March 31, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 21,962	$ 20,889
Accounts receivable	-	3,572

Total Current Assets	$ 21,962	$ 24,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 12,509	$ 13,358
Accounts payable – related parties	4,718	4,560

Total Current Liabilities	17,227	17,918

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	34,100	30,200
Deficit accumulated during the pre-exploration stage	(93,165)	(87,457)

Total Stockholders’ Equity	4,735	6,543

	$ 21,962	$ 24,461

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to March 31, 2010

	Three months ended March 31, 2010	Three months ended March 31, 2009	From July 17, 2007 (date of inception) to March 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	1,572	6,572
Administrative	5,708	6,807	86,593

NET LOSS FROM OPERATIONS	$ (5,708)	$ (8,379)	$ (93,165)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to March 31, 2010
(Unaudited – Prepared by Management)

	Three months ended March 31, 2010	Three months ended March 31, 2009	From July 17, 2007 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,708)	$ (8,379)	$(93,165)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	3,900	3,900	36,400
Changes in accounts receivable	3,572
Changes in accounts payable	(849)	(564)	12,509

Net Cash Provided (Used) in Operations	915	(5,043)	(44,256)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan (to) from related party	158	70	4,718
Proceeds from issuance of common stock	-	-	61,500

	158	70	66,218

Net Increase (Decrease) in Cash	1,073	(4,973)	21,962

Cash at Beginning of Period	20,889	31,764	-

CASH AT END OF PERIOD	$ 21,962	$ 26,791	$ 21,962

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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

On March 31, 2010 the Company had a net operating loss carry forward of $93,165 for income tax purposes.  The tax benefit of approximately $27,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2031.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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
March 31, 2010
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 63% of the common stock issued and have made no interest, demand loans to the Company of $4,718 and have made contributions to capital of $36,400 in the form of expenses paid for the Company.

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

6.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to April 21, 2010 and has found no material subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $93,165.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $23,749 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,940), work undertaken by the independent accountant ($4,550), Edgar fees ($1,250), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $12,509.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand.  In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

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

We intend to complete Phase I of our exploration program during the summer or fall of 2010 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2010.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

ITEM 4.                      CONTROLS AND PROCEDURES

Stanford has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of March 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended March 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4A.                      CONTROLS AND PROCEDURES

There were no material changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $93,165. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our shares are quoted on the Pink Sheets in the United States and therefore are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase in our Company, if at all.

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

PLATA RESOURCES, INC.
(Registrant)

Date: April 27, 2010	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: April 27, 2010	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director