Form 10-Q
period 2010-09-30
Plata Resources, Inc.
filed 2010-11-05
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 29, 2010: 63,800,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2010 and December 31, 2009	4

	Statement of Operations For the three and nine months ended September 30, 2010 and 2009 and for the period July 17, 2007 (Date of Inception) to September 30, 2010	5

	Statement of Cash Flows For the nine months ended September 30, 2010 and 2009 and for the period July 17, 2007 (Date of Inception) to September 30, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at September 30, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three and nine months ended September 30, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to September 30, 2010 and the statement of cash flows for the nine months ended September 30, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to September 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 21,362	$ 20,889
Accounts receivable	-	3,572

Total Current Assets	$ 21,362	$ 24,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 12,960	$ 13,358
Advances from related parties	6,211	4,560

Total Current Liabilities	19,171	17,918

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	41,900	30,200
Deficit accumulated during the pre-exploration stage	(103,509)	(87,457)

Total Stockholders’ Equity	2,191	6,543

	$ 21,362	$ 24,461

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to September 30, 2010
(Unaudited)

	Three months ended Sept. 30, 2010	Three months ended Sept. 30, 2009	Nine months ended Sept. 30, 2010	Nine months ended Sept. 30, 2009	From July 17, 2007 (date of inception) to Sept. 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Exploration costs Impairment of mineral claim acquisition costs	- -	- -	- -	1,572 -	1,572 5,000
General and administrative	4,229	6,204	16,052	18,458	96,937

NET LOSS	$ (4,229)	$ (6,204)	$ (16,052)	$ (20,030)	$ (103,509)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to September 30, 2010
(Unaudited)

	Nine months ended Sept. 30, 2010	Nine months ended Sept. 30, 2009	From July 17, 2007 (date of inception) to Sept. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (16,052)	$ (20,030)	$(103,509)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	11,700	11,700	44,200
Changes in accounts receivable	3,572	-	-
Changes in accounts payable	(398)	1,356	12,960

Net Cash (Used) in Operations	(1,178)	(6,974)	(46,349)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	1,651	171	6,211
Proceeds from issuance of common stock	-	-	61,500

Net cash provided by financing activities	1,651	171	67,711

Net Increase (Decrease) in Cash	473	(6,803)	21,362

Cash at Beginning of Period	20,889	31,764	-

CASH AT END OF PERIOD	$ 21,362	$ 24,961	$ 21,362

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ 11,700	$ 11,700	$ 44,200

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

On September 30, 2010 the Company had a net operating loss carry forward of $103,509 for income tax purposes.  The tax benefit of approximately $31,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2031.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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
September 30, 2010
(Unaudited)

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

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined

Reclassification

Certain of the prior period’s figures have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 63% of the common stock issued, have made advances of $6,211, and have made contributions to capital in the form of noncash expenses in the amount of $44,200.

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

6.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to November 3, 2010 which is the date the financial statements were issued.

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
LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $103,509.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $24,200 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,940), work undertaken by the independent accountant ($4,550), Edgar fees ($1,250), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $12,960.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand.  In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

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

We intend to complete Phase I of our exploration program during the summer or fall of 2011 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2010.

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

As of September 30, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the nine months ended September 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers are material weaknesses.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $103,509. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

PLATA RESOURCES, INC.
(Registrant)

Date: November 3, 2010	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: November 3, 2010	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director