Form 10-K/A
period 2009-12-31
Plata Resources, Inc.
filed 2011-01-27
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KA

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

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-KA may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this prospectus. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as well as those discussed elsewhere in this Form 10-KA .

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-KA and have loss to date of $87,457. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Zhengzhou
郑州
Xian
西安
河南
Nanjing
南京
江苏
Hefei
合肥
Shanghai
上海
湖北
Wuhan
武汉
安徽
Hangzhou
杭州
浙江
Changsha
长沙
Nanchang
南昌
贵州
湖南
江西
Fuzhou
福州
福建
广西壮族
自治区
广东
Nanning
南宁
Guangzhou
广州
香港
Hong Kong
Haikou
海口
澳门
Macau
海南
Taipei
台北市
台灣
Taiwan
Kaohsiung
高雄市
Gwangju
광주
Busan
부산
Hiroshima
広島
Osaka
大阪
Yamaguchi
山口
Takamatsu
高松
Fukuoka
福岡
Kagoshima
鹿児島
East
China Sea
N
W
E
S
Naha
那覇
Philippine
Sea
Paracel
Islands
South
China Sea
BONTOC
Luzon
Santa Cruz
Manila
Vietnam
Mindoro
Island
Oas
Philippines
Samar
Island
200 MI
500 KM
Ho Chi
Minh City
Spratly
Islands
Talisay
Negros

 Property

Plata has purchased a 100% interest in Bontoc Claim. Our claim consists of one – 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

The Bontoc Claim was staked to cover gold zones within the claim boundaries.  Previous exploration work to investigate the mineral potential of the Bontoc Claim has outlined some favorable areas for continued exploration and development.

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

Bontoc Gold Claim

January 10th, 2011

N
City of Bontoc
Bontoc Gold Claim
Lagawe Gold Claim

Legend

City of Bontoc

Bontoc Gold Claim

River

Lagawe Gold Claim

Road System

2 inches = 23km

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

Regulations

Our mineral exploration program is subject to the Philippine mineral requirements.  The type of mining permit required in the Philippines by the Company is a MGB Form 50-1.  During the exploration stage, the Company will engage the services of an exploration company who will be responsible for any fees and bonding requirements needed.  The exact amount of the fees and bonding requirements will be known upon application for a mining permit.  The Company, in conjunction with the exploration company, will make application to the Department of Environment and Natural Resources (DENR) Mines and Geosciences of the Philippines for its mining permit.   The time frame for obtaining a mining permit is anywhere from 21 to 90 business days.

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

ITEM 6.  SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-KA.

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

We may attempt to interest other companies to undertake exploration work on the Bontoc Claim through joint venture arrangement or even the sale of part of the Bontoc Claim.  Neither of these avenues has been pursued as of the date of this Form 10-KA.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-KA for the year ended December 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

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

ITEM 9A – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Dexter R. Caliso, Chief Executive Officer and Presentacion A. Coranes, Chief Accounting Officer, they have evaluated the effectiveness of Plata’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at December 31, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.   Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Conclusions Reached by Our Certifying Officers

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

There were no changes in Plata’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to material affect, Plata’s internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

This is no other information needed to be disclosed in this Form 10-KA.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd., Pasig City 1300, Philippines	34	Chief Executive Officer and President

Presentaction A. Coranes 2432 M. Dela Cruz Street, Pasay City, Philippines	30	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

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

ITEM 11.                      EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Dexter R. Caliso Principal Executive Officer, President, and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Presentacion A. Coranes Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

The following table sets forth, as at March 1, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed Before Selling (2)%		Beneficially Owned After Selling (3)%

Common	Dexter R. Caliso 658 Pasay Blvd., Pasig City, 1300, Philippines	24,000,000	37.8	21,600,000	33.9

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street, Pasay City, Philippines	16,000,000	25.3	14,400,000	22.5

Common	Ownership of all directors and officers	40,000,000	63.1	36,000,000	56.4

(1)	As of March 26, 2007, there were 63,800,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Dividend Policy

As of the date of this Form 10-KA, Plata has not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is Plata’s present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, Arizona, USA, 85251 to act as transfer and registrar.   Formerly we used the services of Action Stock Transfer Corp., Suite 300 – 7069 S. Highland Drive, Salt Lake City, Utah, 84121.

Market Information

At the present time, our shares are quoted on the OTCBB and are thinly traded.

Holders

Including its two officers and directors, Plata has 35 shareholders as at the date of this Form 10-KA.

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

3 (i) Articles of Incorporation (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

3 (ii) By-laws (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2009	38

Notes to the Financial Statements	39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer,
President and Director

Date:     January 25, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer,
President and Director

Date:  January 25, 2011

By: PRESENTACION A. CORANES
Presentaction A. Coranes
Chief Accounting Officer,
Chief Financial Officer and Director

Date: January 25, 2011

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

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2009 and 2008 and for the period from July 17, 2007 (date of inception) to December 31, 2009

	Dec. 31, 2009	Dec. 31, 2008	July 17, 2007 to Dec. 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (28,406)	$ (43,931)	$(87,457)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	15,600	15,600	32,500
Changes in accounts receivable	(3,572)	-	(3,572)
Changes in accounts payable	5,297	4,251	13,358

Net Cash Provided (Used) in Operations	(11,081)	(24,080)	(45,171)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	206	3,354	4,560
Proceeds from issuance of common stock	-	-	61,500

Net cash flows from financing activities	206	3,354	66,060

Net Increase (Decrease) in Cash	(10,875)	(20,726)	20,889

Cash at Beginning of Period	31,764	52,490	-

CASH AT END OF PERIOD	$ 20,889	$ 31,764	$ 20,889

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