Form 10-Q/A
period 2010-09-30
Plata Resources, Inc.
filed 2011-01-27
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

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

October 29, 2010: 63,800,000 common shares.

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

Our Form 10-QA includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-QA . These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Regulations

Our mineral exploration program is subject to the Philippine mineral requirements.  The type of mining permit required in the Philippines by the Company is a MGB Form 50-1.  During the exploration stage, the Company will engage the services of an exploration company who will be responsible for any fees and bonding requirements needed.  The exact amount of the fees and bonding requirements will be know upon application for a mining permit.  The Company, in conjunction with the exploration company, will make application to the Department of Environment and Natural Resources (DENR) Mines and Geosciences of the Philippines for its mining permit.   The time frame for obtaining a mining permit is anywhere from 21 to 90 business days. .

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Dexter R. Caliso, Chief Executive Officer and Presentacion A. Coranes, Chief Accounting Officer, they have evaluated the effectiveness of Plata’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at September 30, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of September 30, 2009, the management of Plata assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Plata’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Plata’s financial statements contained in its Quarterly Report on Form 10-QA for the nine months ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Conclusions Reached by Our Certifying Officers

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at September 30, 2010, Plata did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Plata a whistleblower policy is not necessary.

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

There were no changes in Plata’s internal controls over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to material affect, Plata’s internal control over financial reporting.   During the nine months ended September 30, 2010, Plata did not instituted any internal control procedures over financial reporting to eliminate the weaknesses indicated above.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-QA and have loss to date of $103,509. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

PLATA RESOURCES, INC.
(Registrant)

Date: January 25, 2011	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: January 25, 2011	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director