Form 10-K
period 2010-12-31
Plata Resources, Inc.
filed 2011-03-14
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

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

March 14, 2011: 63,800,000 common shares

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

We have no revenue, have achieved losses since inception, have no operations and have relied upon the sale of our securities and advances from our officers and directors to fund our operations.

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel:  632-886-788) and our registered statutory office is located at 2050 Russett Way, Carson City, Nevada, 89703.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

On August 1, 2007, we purchased the Bontoc Claim for $5,000 from Castillo Explorations LLC, an unrelated company incorporate in the Republic of the Philippines, whereby we obtained a 100% interest in the Bontoc Claim.   The Bontoc Claim upon purchase was free and clear of any and all charges, encumbrances, or liens of any nature of kind whatsoever.  There is no requirement under Philippine mineral law to spend any money on the Bontoc Claim to maintain our interest therein.   Nevertheless, it is the intention of Plata to undertake an exploration program by the end of 2011 as set forth by Geraldo Peralta in his geological report dated August 16, 2007 as more fully mentioned below.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-K and have cumulative net losses to date of $107,905. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Xian
西安
Zhengzhou
郑州
河南
Nanjing
南京
江苏
Hefei
合肥
Shanghai
上海
湖北
Wuhan
武汉
安徽
Hangzhou
杭州
Changsha
长沙
Nanchang
南昌
浙江
贵州
湖南
江西
Fuzhou
福州
福建
Taipei
台北市
Taiwan
Kaohsiung
高雄市
广西壮族
自治区
广东
Guangzhou
广州
Nanning
南宁
Hong Kong
香港
Macau
澳門
Haikou
海口
海南
Gwangju
광주
Busan
부산
Hiroshima
広島
Osaka
大阪
Yamaguchi
山口
Takamatsu
高松
Fukuoka
福岡
Kagoshima
鹿児島
East
China Sea
Naha
那覇
N
W
E
S
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

The Philippines is situated between 5 and 22 degrees North latitude.  This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December.  Annual rainfall is approximately 1.5 meters.  Due to the steep, deforested, mountains on average 60 percent of the rainwater runs off fast to the sea.  The remaining 40 percent partly evaporates partly seeps through to the island’s underground water aquifer.

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

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2011.

PART l l

ITEM 5.	MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As of December 31, 2010, the Company had 35 shareholders; two of these shareholders are an officers and director of the Company.

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

Operation Statement Data

	December 31, 2010	July 17, 2007 (date of incorporation) to December 31, 2010

Revenue	$ -	$ -
Exploration costs	2,541	4,113
General and Administrative	17,907	98,792
Impairment of mineral claim acquisition cost	-	5,000
Net loss	20,448	107,905
Weighted average shares outstanding (basic)	63,800,000	63,800,000
Weighted average shares outstanding (diluted)	63,800,000	63,800,000
Net loss per share (basic)	$ (0.00)	$ (0.00)
Net loss per share (diluted)	$ (0.00)	$ (0.00)

Balance Sheet Data

Cash	$ 18,821
Total assets	18,821
Total liabilities	21,026
Total Stockholders’ Deficiency	(2,205)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State of Nevada and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.

We have had no revenue since inception and its accumulated deficit is $107,905.  To date, the growth of Plata has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $26,299 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,950), work undertaken by the independent accountant ($5,700), office and miscellaneous ($1,000), filing fees including business license ($575), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $14,074.  At present, we do have the funds to meet the above commitments and undertake an exploration program on the Bontoc Gold Claim by the end of 2011.  Nevertheless, our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from operations for the period ended from inception on July 31, 2007 to December 31, 2010 of $107,905. We did not earn any revenues during the aforementioned period.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Bontoc Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Liquidity and Capital Resources

As of December 31, 2010 our total assets were $18,821 and our total liabilities were $21,026, including $6,952 in advances from our President.

The expenses we incurred during the last year were as follows:

Source of Expense	Amount

Accountant – internal	$ 2,363
Auditors	1,800
Edgarizing various documents	788
Exploration	2,541
Filing fees including business license for State of Nevada	764
Management fees	9,000
Office and miscellaneous	242
Rent	1,800
Telephone	900
Transfer agent’s fees	250

Total expenses for the twelve months ended December 31, 2010	$ 20,448

The Company does not pay management fees, rent or telephone.  In the past we recognized there was a cost associated with these services.  Accordingly we accrued on our ‘Statement of Operations’,  as ‘General and Administrative Expense’, the amount of $1,000 per month for management fee, $200 per month for rent and $100 per month for telephone.  These amounts were credited to “Capital in Excess of Par Value” on our Balance Sheet.  These amounts will never be paid out, in cash, shares or otherwise in the future.  During the last quarter of the current year, the Company ceased to accrue management fees, rent and telephone.

No revenue was generated during the period from inception to December 31, 2010, or thereafter.

Total stockholders’ deficiency as of December 31, 2010 was $2,205. Total shares outstanding as of December 31, 2010 were 63,800,000 and there have been no change in the issued and outstanding shares up to the date of filing this Form 10-K.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s, Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s, Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Dexter R. Caliso, Chief Executive Officer and Presentacion A. Coranes, Chief Accounting Officer, they have evaluated the effectiveness of Plata’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of December 31, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of December 31, 2010, the management of Plata assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Plata’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Plata’s financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Our independent accountants have stated in their report dated March 20, 2011 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Conclusions Reached by Our Certifying Officers

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As of December 31, 2010, Plata did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Plata a whistleblower policy is not necessary.

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

There were no changes in Plata’s internal controls over financial reporting during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to material affect, Plata’s internal control over financial reporting.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd., Pasig City 1300, Philippines	35	Chief Executive Officer and President

Presentaction A. Coranes 2432 M. Dela Cruz Street, Pasay City, Philippines	31	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

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

Significant Employees

We have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Plata to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Bontoc Claim.  Due to neither of our directors being a trained geologist, other than Dexter Caliso having a diploma in aerial mapping and surveying, Plata will use the services of Geraldo Peralta if he is available when needed.  We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Bontoc claim by the end of 2011.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

ITEM 11.                      EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Comp- ensation ($)

Dexter R. Caliso Principal Executive Officer, President and Director	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Presentacion A. Coranes Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

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

The following table sets forth, as of March 20, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed Before Selling (2)%		Beneficially Owned After Selling (3)%

Common	Dexter R. Caliso 658 Pasay Blvd., Pasig City, 1300, Philippines	24,000,000	37.8	21,600,000	33.9

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street, Pasay City, Philippines	16,000,000	25.3	14,400,000	22.5

Common	Ownership of all directors and officers	40,000,000	63.1	36,000,000	56.4

(1)	As of March 20, 2011, there were 63,800,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. The shares held by none officer and directors are the present time represent 37 % of our outstanding shares.

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

Holders

Including its two officers and directors, Plata has 35 shareholders as of the date of this Form 10-K.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2010 for professional services for the review of the quarterly financial statements as of March 31, June 30 and September 30, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $600 for each of the quarters ended March 31, June 30 and September 30, 2010, and $3,300 for the audit as of December 31, 2010, for a total of $5,100.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Plata’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

3 (ii) By-laws (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to December 31, 2010	38

Notes to the Financial Statements	39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer,
President and Director

Date: March 14, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer,
President and Director

Date:  March 14, 2011

By: PRESENTACION A. CORANES
Presentaction A. Coranes
Chief Accounting Officer,
Chief Financial Officer and Director

Date: March 14, 2011

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Plata Resources, Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Plata Resources, Inc. (A Pre-Exploration Stage Company) (The Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ (deficiency) equity, and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from July 17, 2007 (date of inception) to December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. (a Pre-Exploration Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, and the period from July 17, 2007 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
March 10, 2011

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Dec. 31, 2010	Dec. 31, 2009
ASSETS

CURRENT ASSETS

Cash	$ 18,821	$ 20,889
Accounts receivable	-	3,572

Total Current Assets	$ 18,821	$ 24,461

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 14,074	$ 13,358
Advances from related parties	6,952	4,560

Total Current Liabilities	21,026	17,918

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	41,900	30,200
Deficit accumulated during the pre-exploration stage	(107,905)	(87,457)

Total Stockholders’ (Deficiency) Equity	(2,205)	6,543

Total Liabilities and Stockholders’ (Deficiency) Equity	$ 18,821	$ 24,461

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the years ended December 31, 2010 and 2009 and for the period from
July 17, 2007(date of inception) to December 31, 2010

	Dec. 31, 2010	Dec. 31, 2009	July 17, 2007 to Dec 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	2,541	1,572	4,113
General and administrative	17,907	26,834	98,792

NET LOSS	$ (20,448)	$ (28,406)	$ (107,905)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	63,800,000	63,800,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

Period                      July 17, 2007 (date of inception) to December 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 17, 2007	-	$ -	$ -	$ -

Issuance of common shares - September 18, 2007	40,000,000	40,000	(38,000)	-

Issuance of common shares – October 31, 2007	23,800,000	23,800	35,700	-

Capital contributions – noncash expenses	-	-	1,300

Net loss for the period July 17, 2007 (date of Inception) to December 31, 2007	-	-	-	(15,120)

Balance at December 31, 2007	63,800,000	63,800	(1,000)	(15,120)
Capital contributions – noncash expenses	-	-	15,600	-
Net loss for the year ended December 31, 2008	-	-	-	(43,931)

Balance at December 31, 2008	63,800,000	63,800	14,600	(59,051)

Capital contributions – noncash expenses	-	-	15,600	-

Net loss for the year ended December 31, 2009	-	-	-	(28,406)

Balacne at December 31, 2009	63,800,000	63,800	30,200	(87,457)

Capital contributions – noncash expenses	-	-	11,700	-

Net loss for the year ended December 31, 2010	-	-	-	(20,448)

Balance at December 31, 2010	63,800,000	$ 63,800	$ 41,900	$ (107,905)

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2010 and 2009 and for the period from July 17, 2007 (date of inception) to December 31, 2010

	Dec. 31, 2010	Dec. 31, 2009	July 17, 2007 to Dec. 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (20,448)	$ (28,406)	$(107,905)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	11,700	15,600	44,200
Changes in accounts receivable	3,572	(3,572)	-
Changes in accounts payable	716	5,297	14,074

Net Cash Provided (Used) in Activities	(4,460)	(11,081)	(44,631)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	2,392	206	6,952
Proceeds from issuance of common stock	-	-	61,500

Net cash flows from financing activities	2,392	206	68,452

Net Increase (Decrease) in Cash	(2,068)	(10,875)	18,821

Cash at Beginning of Period	20,889	31,764	-

CASH AT END OF PERIOD	$ 18,821	$ 20,889	$ 18,821

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ 11,700	$ 15,600	$ 44,200

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1.           ORGANIZATION

The Company, Plata Resources, Inc., was incorporated under the laws of the State of Nevada on July 31, 2007 with the authorized capital stock of 750,000,000 shares at $0.001 par value.

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$ 15,120	2027	$ 4,536	$ (4,536)

2008	43,931	2028	13,179	(13,179)	-

2009	28,406	2029	8,522	(8,522)	-

2010	20,448	2031	6,134	(6,134)	-

	$ 107,905		$ 32,371	$ (32,371)	$ -

The total valuation allowance for the year ended December 31, 2010 is $(32,371) which increased by $(6,134) for the reported period.

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Claim Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred.   These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

3.           AQUISITION OF MINERAL CLAIM - Continued

As of December 31, 2007, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended December 31, 2010, a Director made advances of $2,392 to the Company.

Officers-directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $6,952, and have made contributions to capital of $44,200 in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

5.           CAPITAL STOCK

On September 18, 2007, Company completed a private placement consisting of 40,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On October 31, 2007, the Company completed a private placement of 23,800,000 post split common shares for a total consideration of $59,500.

On January 22, 2009, the shareholders of the Company approved a 20 to 1 forward split, resulting in an increase of the outstanding shares of common stock from 3,190,000 to 63,800,000. All share references have been retroactively adjusted for this stock split.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and for its intended purpose of acquiring another mineral claim, which raises substantial doubt about its ability to continue as a going concern. Management’s strategy to continue as a going concern includes receiving additional working capital from its President, Dexter Caliso or its Chief Financial Officer, Presentacion Coranes, and obtaining additional equity funding and long term financing, which will enable the Company to operate for the coming year.