Form 10-Q
period 2011-03-31
Plata Resources, Inc.
filed 2011-04-26
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-148984

PLATA RESOUCES, INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 15, 2011: 63,800,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at March 31, 2011 (the “Company”) (with comparative figures as at December 31, 2010) and the statement of operations for the three months ended March 31, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to March 31, 2011 and the statement of cash flows for the three months ended March 31, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to March 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Mar. 31, 2011	Dec. 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$ 407	$ 18,821

Total Current Assets	$ 407	$ 18,821

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 2,064	$ 14,074
Advances from related parties	7,018	6,952

Total Current Liabilities	9,082	21,026

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	41,900	41,900
Deficit accumulated during the pre-exploration stage	(114,375)	(107,905)

Total Stockholders’ Deficiency	(8,675)	(2,205)

Total Liabilities and Stockholders’ Deficiency	$ 407	$ 18,821

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended March 31, 2011 and 2010 and for the period from
July 17, 2007(date of inception) to March 31, 2011

(Unaudited)

	Mar. 31, 2011	Mar. 31, 2010	July 17, 2007 to Mar 31, 2011

REVENUES	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	-	4,113
General and administrative	6,470	5,708	105,262

NET LOSS	$ (6,470)	$ (5,708)	$ (114,375)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to March 31, 2011
(Unaudited)

	Mar. 31, 2011	Mar. 31, 2010	July 17, 2007 to Mar. 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,470)	$ (5,708)	$(114,375)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	3,900	44,200
Changes in accounts receivable	-	3,572	-
Changes in accounts payable	(12,010)	(849)	2,064

Net Cash Provided By (Used in) Operating Activities	(18,480)	915	(63,111)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	66	158	7,018
Proceeds from issuance of common stock	-	-	61,500

Net cash flows Provided By Financing Activities	66	158	68,518

Net Increase (Decrease) in Cash	(18,414)	1,073	407

Cash at Beginning of Period	18,821	20,889	-

CASH AT END OF PERIOD	$ 407	$ 21,962	$ 407

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ 3,900	$ 44,200

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$ 15,120	2027	$ 4,536	$ (4,536)	$ -

2008	43,931	2028	13,179	(13,179)	-

2009	28,406	2029	8,522	(8,522)	-

2010	20,448	2030	6,134	(6,134)	-

2011	6,470	2031	1,941	(1,941)	--

	$ 114,375		$ 34,312	$ (34,312)	$ -

The total valuation allowance as of March 31, 2010 is $(34,312) which increased by $(1,941) for the reported period.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency.  Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended March 31, 2011, a Director made advances of $66 to the Company.

Officers-directors and their families have acquired 63% of the common stock issued, have made no-interest, demand advances to the Company of $7,018, and have made contributions to capital of $44,200 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On September 18, 2007, Company completed a private placement consisting of 40,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On October 31, 2007, the Company completed a private placement of 23,800,000 post split common shares for a total consideration of $59,500.

On January 22, 2009, the shareholders of the Company approved a 20 to 1 forward split which became effective on that date, resulting in an increase of the outstanding shares of common stock from 3,190,000 to 63,800,000. The 63,800,000 post split common shares are shown as split from the date of inception.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel:  632-886-788) and our registered statutory office is located at Suite 129 – 123 W Nye Lane, Carson City, Nevada, 89706.

Plata Resources presently has minimal day-to-day operations; mainly comprising the maintaining of the Bontoc Claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

Our Form 10-QA includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-QA. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.
LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $114,375.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $14,554 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,940), work undertaken by the independent accountant ($5,700), Edgar fees ($1,350), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $2,064.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand.  In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

A comparison between the expenses incurred March 31, 2011 compared to March 31, 2010 is as follows:

	March 31, 2011	March 31, 2010

Accounting and audit	$ 5,220	$ 1,387	Increase due to accounting for audit expense in period paid and not accruing at year end
Edgarizing fees	504	263	Costs for edgaring Form 10-K not accounted for until invoiced in new year.
Legal	680	-	Charges received in January for administration of Company’s trust account.
Management fees	-	3,000	Change in accounting policy. No accrual recognized for management fees not paid.
Office	66	58
Rent	-	600	Change in accounting policy. No accrual recognized for rent expense not paid.
Telephone	-	300	Change in accounting policy. No accrual recognized for telephone costs not paid.
Transfer agent	-	100	No charges during 2011

Total expenses	$ 6,470	$ 5,708

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

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible as in the prior pages.  We will complete Phase I in the summer or fall of 2011.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2011.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Dexter R. Caliso, Chief Executive Officer and Presentacion A. Coranes, Chief Accounting Officer, they have evaluated the effectiveness of Plata’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at March 31, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of March 31, 2011, the management of Plata assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Plata’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Plata’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Conclusions Reached by Our Certifying Officers

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at March 31, 2011, Plata did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Plata a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Plata not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Plata maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A(T)	CONTROLS AND PROCEDURES

There were no changes in Plata’s internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to material affect, Plata’s internal control over financial reporting.   During the three months ended March 31, 2011, Plata did not institute any internal control procedures over financial reporting to eliminate the weaknesses indicated above.

PART 11 – OTHER INFORMATION

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $114,375. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

PLATA RESOURCES, INC.
(Registrant)

Date: April 25 , 2011	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: April 25, 2011	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director