Form 10-Q
period 2011-06-30
Plata Resources, Inc.
filed 2011-07-26
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2011

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

July 15, 2011: 63,800,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at June 30 2011 and December 31, 2010	4

	Statement of Operations For the three and six months ended June 30, 2011 and 2010 and for the period July 17, 2007 (Date of Inception) to June 30, 2011	5

	Statement of Cash Flows For the six months ended June 30, 2011 and 2010 and for the period July 17, 2007 (Date of Inception) to June 30, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at June 30, 2011 (the “Company”) (with comparative figures as at December 31, 2010) and the statement of operations for the three and six months ended June 30, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to June 30, 2011 and the statement of cash flows for the six months ended June 30, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	June 30, 2011	Dec. 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$407	$18,821

Total Current Assets	$407	$18,821

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$3,296	$14,074
Advances from related parties	8,208	6,952

Total Current Liabilities	11,504	21,026

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	41,900	41,900
Deficit accumulated during the pre-exploration stage	(116,797)	(107,905)

Total Stockholders’ Deficiency	(11,097)	(2,205)

Total Liabilities and Stockholders’ Deficiency	$407	$18,821

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and months ended June 30, 2011 and 2010 and for the period from
July 17, 2007(date of inception) to June 30, 2011

(Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	July 17, 2007 (inception) to June 30, 2011
REVENUES	$-	$-	$-	$-	$-

EXPENSES

Impairment loss on mineral claim	-	-	-	-	5,000
Exploration costs	-	-	-	-	4,113
General and administrative	2,422	6,115	8,892	11,823	107,684

NET LOSS	$(2,422)	$(6,115)	$(8,892)	$(11,823)	$(116,797)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	63,800,000	63,000,000	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to June 30, 2011
(Unaudited)
	Six months ended June 30, 2011	Six months ended June 30, 2010	July 17, 2007 (inception) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,892)	$(11,823)	$(116,797)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	7,800	44,200
Changes in accounts receivable	-	3,572	-
Changes in accounts payable	(10,778)	202	3,296

Net Cash Provided By (Used in) Operating Activities	(19,670)	(249)	(64,301)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	1,256	1,322	8,208
Proceeds from issuance of common stock	-	-	61,500

Net cash flows Provided By Financing Activities	1,256	1,322	69,708

Net Increase (Decrease) in Cash	(18,414)	1,073	407

Cash at Beginning of Period	18,821	20,889	-

CASH AT END OF PERIOD	$407	$21,962	$407

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$7,800	$44,200

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

December 31, 2007	$15,120	2027	$4,536	$(4,536)	-

December 31, 2008	43,931	2028	13,179	(13,179)	-

December 31, 2009	28,406	2029	8,522	(8,522)	-

December 31, 2010	20,448	2030	6,134	(6,134)	-

June 30, 2011	8,892	2031	2,668	(2,668)	--

	$116,797		$35,039	$(35,039)	$-

The total valuation allowance as of June 30, 2011 is $(35,039) which increased by $(2,668) for the reported period.

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
June 30, 2011

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
June 30, 2011

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the six months ended June 30, 2011, a Director made advances of $1,256 to the Company.

Officers-directors and their families have acquired 63% of the common stock issued, have made no-interest, demand advances to the Company of $8,208, and have made contributions to capital of $44,200 in the form of expenses paid for the Company.

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
June 30, 2011

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

LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $116,797.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $15,486 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,640), work undertaken by the independent accountant ($5,700), Edgar fees ($1,350), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $3,296.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand.  In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

A comparison between the expenses incurred June 30, 2011 compared to June 30, 2010 is as follows:

	June 30, 2011	June 30, 2010

Accounting and audit	$6,060	$2,775	Increase due to accounting for bookkeeping and audit expenses in period paid and not accruing at year end
Edgarizing fees	896	525	Costs for edgaring Form 10-K not accounted for until invoiced in new year.
Filing fees	1,000	-	Initial cost of complying with XBRL filings
Legal	680	-	Charges received in January for administration of Company’s trust account.
Management fees	-	6,000	Change in accounting policy. No accrual recognized for management fees not paid.
Office	111	98	Represents photocopying and delivery charges.
Rent	-	1,200	Change in accounting policy. No accrual recognized for rent expense not paid.
Telephone	-	600	Change in accounting policy. No accrual recognized for telephone costs not paid.
Transfer agent	145	625	Annual List of Officers and Directors with State of Nevada paid in 3nd quarter.

Total expenses	$8,892	$11,823

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

The proposed budget for the recommended work in US $43,964 or PHP 1,786,500 is as follows:

Phase I	US Dollars	Philippine Peso

Geological Mapping	$8,084	328,500
Geological Surveying	7,530	306,000

Total Phase I	15,614	634,500

Phase II

Geological surveying and surface sampling (including sample collection an assaying)	28,350	1,152,000

Total Phase II	28,350	1,152,000

Total of Phases I and II	$43,964	1,786,500

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

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible as in the prior pages.  We will complete Phase I in the late fall of 2011.

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

We intend to complete Phase I of our exploration program during the late fall of 2011 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2011.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

ITEM 4.                       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Dexter R. Caliso, Chief Executive Officer and Presentacion A. Coranes, Chief Accounting Officer, they have evaluated the effectiveness of Plata’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of June 30, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of June 30, 2011, the management of Plata assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Plata’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Plata’s financial statements contained in its Quarterly Report on Form 10-Q for the six months ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Conclusions Reached by Our Certifying Officers

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at June 30, 2011, Plata did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Plata a whistleblower policy is not necessary.

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

ITEM 4A(T)	CONTROLS AND PROCEDURES

There were no changes in Plata’s internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to material affect, Plata’s internal control over financial reporting.   During the six months ended June 30, 2011, Plata did not institute any internal control procedures over financial reporting to eliminate the weaknesses indicated above.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $116,797. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

PLATA RESOURCES, INC.
(Registrant)

Date: July 20, 2011	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: July 20, 2011	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director