Form 10-Q
period 2011-09-30
Plata Resources, Inc.
filed 2011-11-14
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 31, 2011: 63,800,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30 2011 and December 31, 2010	4

	Statement of Operations For the three and nine months ended September 30, 2011 and 2010 and for the period July 17, 2007 (Date of Inception) to September 30, 2011	5

	Statement of Cash Flows For the nine months ended September 30, 2011 and 2010 and for the period July 17, 2007 (Date of Inception) to September 30, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at September 30, 2011 (the “Company”) (with comparative figures as at December 31, 2010) and the statement of operations for the three and nine months ended September 30, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to September 30, 2011 and the statement of cash flows for the nine months ended September 30, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to September 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Sept. 30, 2011	Dec. 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$407	$18,821
Total Current Assets	$407	$18,821

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,528	$14,074
Advances from related parties	10,162	6,952
Total Current Liabilities	14,690	21,026

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;63,800,000 shares issued and outstanding	63,800	63,800
Capital in excess of par value	41,900	41,900
Deficit accumulated during the pre-exploration stage	(119,983)	(107,905)
Total Stockholders’ Deficiency	(14,283)	(2,205)

Total Liabilities and Stockholders’ Deficiency	$407	$18,821

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2011 and 2010 and for the period from
July 17, 2007(date of inception) to September 30, 2011

(Unaudited)

	Three months ended Sept. 30 2011	Three months ended Sept. 30, 2010	Nine months ended Sept. 30, 2011	Nine months ended Sept. 30, 2010	July 17, 2007 (inception) to Sept. 30, 2011
REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	-	-	-	-	5,000
Exploration costs	-	-	-	-	4,113
General and administrative	3,186	4,229	12,078	16,052	110,870
NET LOSS	$(3,186)	$(4,229)	$(12,078)	$(16,052)	$(119,983)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to September 30, 2011
(Unaudited)

	Nine months ended Sept. 30, 2011	Nine months ended Sept. 30, 2010	July 17, 2007 to Sept. 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,078)	$(16,052)	$(119,983)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	11,700	44,200
Changes in accounts receivable	-	3,572	-
Changes in accounts payable	(9,546)	(398)	4,528
Net Cash (Used in) Operating Activities	(21,624)	(1,178)	(66,255)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	3,210	1,651	10,162
Proceeds from issuance of common stock	-	-	61,500
Net cash flows Provided By Financing Activities	3,210	1,651	71,662

Net Increase (Decrease) in Cash	(18,414)	473	407

Cash at Beginning of Period	18,821	20,889	-

CASH AT END OF PERIOD	$407	$21,362	$407

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Capital contributions – expenses paid by Officers	$-	$11,700	$41,900

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

(Unaudited)

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

December 31, 2007	$15,120	2027	$4,536	$(4,536)	-

December 31, 2008	43,931	2028	13,179	(13,179)	-

December 31, 2009	28,406	2029	8,522	(8,522)	-

December 31, 2010	20,448	2030	6,134	(6,134)	-

September 30, 2011	12,078	2031	3,623	(3,623)	--

	$119,983		$35,994	$(35,994)	$-

The total valuation allowance as of September 30, 2011 is $(35,994) which increased by $(3,623) for the reported period.

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
September 30, 2011

(Unaudited)

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
September 30, 2011

(Unaudited)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended September 30, 2011, a Director made advances of $3,210 to the Company.

Officers-directors and their families have acquired 63% of the common stock issued, have made no-interest, demand advances to the Company of $10,162, and have made contributions to capital of $44,200 in the form of expenses paid for the Company.

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
September 30, 2011

(Unaudited)

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
LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $119,983.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $17,048 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,640), work undertaken by the independent accountant ($5,700), Edgar fees ($1,680), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $4,528.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

A comparison between the expenses incurred September 30, 2011 compared to September 30, 2010 is as follows:
	Sept. 30, 2011	Sept. 30, 2010	Description

Accounting and audit	$ 7,700	$ 2,775	(*)
Edgarizing fees	1,288	525	Costs for edgaring Form 10-K not accounted for until invoiced in new year.
Filing fees	1,345	-	Initial cost of complying with XBRL filings
Legal	680	-	Charges received in January for administration of Company’s trust account.
Management fees	-	9,000	Change in accounting policy. No accrual recognized for management fees not paid.
Office	156	138	Represents photocopying and delivery charges.
Rent	-	1,800	Change in accounting policy. No accrual recognized for rent expense not paid.
Telephone	-	900	Change in accounting policy. No accrual recognized for telephone costs not paid.
Transfer agent	909	914	Annual List of Officers and Directors with State of Nevada paid in 3nd quarter.

Total expenses	$ 12,078	$ 16,052

(*)
During the year ended December 31, 2009, a portion of the audit work was performed prior to December 31, 2009 (and accrued at December 31, 2009); whereas, all audit fees for the year ended December 31, 2010, were incurred and paid subsequent to the December 31, 2010 (during the three months ended March 31, 2011).  Additionally, audit fees increased from 2009 to 2010.

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

Deposit Types

Deposits are from a few millimetres to over a metre thick in places. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns. Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:
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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2011.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term.

ITEM 4T.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $119,983. Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our shares are quoted on the OTC Bulletin Board in the United States and therefore are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase in our Company, if at all.

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

PLATA RESOURCES, INC.
(Registrant)

Date: November 12 , 2011	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: November 12, 2011	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director