Form 10-K
period 2011-12-31
Plata Resources, Inc.
filed 2012-03-29
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

March 15, 2012: 191,400,000 common shares

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-K and have cumulative net losses to date of $123,234. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

13.           Our directors and officers, collectively own 120,000,000 post split common shares or 63% of the issued and outstanding share capital of Plata.   In the future, if they wished to sell either all or part their shares, they could adversely affect the market price of the trading shares.

Due to the amount of shares held by Messrs. Caliso and Coranes, if they were able to sell even a small percentage of their shares it could have an adverse effect on the market price and might restrict you from selling your shares at the price you had hoped for.  Other than the shares owned by our two directors which have been qualified under an effective registration statement on April 29, 2008, being 12,000,000 post split shares, the balance of their shares being 108,000,000 post split shares are subject to Rule 144 under the Securities Act of 1933 which restricts the ability of our directors or officers to sell their shares.  Nevertheless, even a small number of shares sold by them could affect the market value of the shares considerably.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART l l

ITEM 5.	MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As of December 31, 2011, the Company had 35 shareholders; two of these shareholders are an officers and director of the Company.

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

Operation Statement Data

	December 31 , 2011	December 31, 2010	July 17, 2007 (date of incorporation) to December 31, 2011

Revenue	$-	$-	$-
Exploration costs	-	2,541	4,113
General and Administrative	15,329	17,907	114,121
Impairment of mineral claim acquisition cost	-	-	5,000
Net loss	(15,329)	(20,448)	(123,234)
Weighted average shares outstanding (basic)	191,400,000	191,400,000	191,400,000
Weighted average shares outstanding (diluted)	191,400,000	191,400,000	191,400,000
Net loss per share (basic)	$(0.00)	$(0.00)	$(0.00)
Net loss per share (diluted)	$(0.00)	$(0.00)	$(0.00)

Balance Sheet Data

Cash	$369	$18,821
Total assets	369	18,821
Total liabilities	17,903	21,026
Total Stockholders’ Deficiency	(17,534)	(2,205)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State of Nevada and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.

We have had no revenue since inception and its accumulated deficit is $123,234.  To date, the growth of Plata has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $17,593 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,950), work undertaken by the independent accountant ($5,700), office and miscellaneous ($1,000), filing fees including business license ($575), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $5,368.  At present, we do have the funds to meet the above commitments and undertake an exploration program on the Bontoc Gold Claim by the end of 2012.  Nevertheless, our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from operations for the period ended from inception on

July 31, 2007 to December 31, 2011 of $123,234. We did not earn any revenues during the aforementioned period.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Bontoc Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Liquidity and Capital Resources

As of December 31, 2011 our total assets were $369 and our total liabilities were $17,903, including $12,535 in advances from our President.

The expenses we incurred during the last two year were as follows:

Source of Expense	2011	2010	Reference

Accountant	$3,640	$2,363	(i)
Auditors	5,700	1,800	(ii)
Edgarizing various documents	3,980	788	(iii)
Exploration	-	2,541
Filing fees including business license for State of Nevada	764	764
Legal	680	-	(iv)
Management fees	-	9,000	(v)
Office and miscellaneous	240	242
Rent	-	1,800	(v)
Telephone	-	900	(v)
Transfer agent’s fees	325	250

Total expenses for the twelve months ended December 31, 2011 and 2010	$15,329	$20,448
(i)	General increase in cost for accounting services.

(ii)	Audit work for fiscal year 2010 performed in 2011; audit work for fiscal year 2009 performed in 2009.

(iii)	During 2011 the Company was required to adhere to HTML conversion filing which it was not required to do in prior years.

(iv)	Charged by legal firm for administrating the Company’s trust account.

(v)
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

No revenue was generated during the period from inception to December 31, 2011, or thereafter.

Total stockholders’ deficiency as of December 31, 2011 was $17,534. Total shares outstanding as of December 31, 2011 were 191,400,000 post split shares.

Subsequent to the balance sheet date, on March 6, 2012 the Company received approval from FINRA to proceed with a stock dividend whereby a dividend of two shares of common stock of the Company for each share of common stock issued and outstanding as of March 6, 2012.   The stock dividend increased the issued and outstanding share from 63,800,000 common shares to 191,400,000 post split common shares.  This dividend had no effect on the authorized common shares which remains at 750,000,000 common shares with a par value of $0.001 per share.

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

On September 18, 2007 we completed a private placement consisting of 120,000,000 post split common shares to our directors and officers for a total consideration of $2,000.   Our president and chief executive officer, Dexter Calisco, subscribed for 72,000,000 post split common shares whereas our chief financial officer and secretary treasurer subscribed for 48,000,000 post split common shares of the above noted private placement.

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

The number of shares subject to Rule 144 is 108,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2011 have been examined by our independent accountants, Madsen & Associates CPA’s, Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2011, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s, Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Dexter R. Caliso, Chief Executive Officer and Presentacion A. Coranes, Chief Accounting Officer, they have evaluated the effectiveness of Plata’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of December 31, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of December 31, 2011, the management of Plata assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Plata’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Plata’s financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Our independent accountants have stated in their report dated March 27, 2012 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Conclusions Reached by Our Certifying Officers

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As of December 31, 2011, Plata did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Plata a whistleblower policy is not necessary.

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

There were no changes in Plata’s internal controls over financial reporting during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to material affect, Plata’s internal control over financial reporting;.

ITEM 9B                OTHER INFORMATION

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd. Pasig City 1300 Philippines	36	Chief Executive Officer and President

Presentaction A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	32	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

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

Significant Employees

We have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Plata to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Bontoc Claim.  Due to neither of our directors being a trained geologist, other than Dexter Caliso having a diploma in aerial mapping and surveying, Plata will use the services of Geraldo Peralta if he is available when needed.  We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Bontoc claim by the end of 2012.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

ITEM 11.                EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Dexter R. Caliso Principal Executive Officer, President and Director	2007 2008 2009 2010 2011	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Presentacion A. Coranes Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2007 2008 2009 2010 2011	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

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

The following table sets forth, as of March 15, 2012, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed Before Selling (2)%		Beneficially Owned After Selling (3)%

Common	Dexter R. Caliso 658 Pasay Blvd. Pasig City, 1300 Philippines	72,000,000	37.8	64,800,000	33.9

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	48,000,000	25.3	43,200,000	22.5

Common	Ownership of all directors and officers	120,000,000	63.1	108,000,000	56.4

(1)	As of March 23, 2012, there were 191,400,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

This number of post split common shares that could presently be sold under Rule 144 is 108,000,000; being the above noted shares held by Dexter Caliso and Presentacion Coranes; which bear a restrictive legend on each certificate.

Even with the sale of 12,000,000 post split common shares held by Dexter Caliso and Presentacion Coranes which were qualified under our registration statement, they will retain voting control over the number of shares issued and outstanding.

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

Our authorized capital consists of 750,000,000 shares of common stock, par value $0.001 per share, of which 191,400,000 post split shares are issued and outstanding.

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

On September 18, 2007 Plata issued to (i) our President, Chief Executive Officer and Director, Dexter Caliso, 72,000,000 post split common shares for total consideration of $1,200; and (ii) our Chief Financial Officer, Secretary-Treasurer and a Director, Presentacion Coranes, 48,000,000 post split shares for total consideration of $800.

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2011 for professional services for the review of the quarterly financial statements as of March 31, June 30 and September 30, 2011 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $800 for each of the quarters ended March 31, June 30 and September 30, 2011, and $3,300 for the audit as of December 31, 2010, for a total of $5,700.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Plata’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2011 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 15.                EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

3 (i)	Articles of Incorporation (incorporated by reference from Plata’sRegistration Statement on Form S-1 filed on February 1, 2008, RegistrationNo. 333-148984)

3 (ii)	By-laws (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instant Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)  As filed herein

Financial Statements.  The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: March 29, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: March 29, 2012

By: PRESENTACION A. CORANES
Presentaction A. Coranes
Chief Accounting Officer,Chief Financial Officer and Director

Date: March 29, 2012

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Plata Resources, Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Plata Resources, Inc. (A Pre-Exploration Stage Company) (The Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2011, and the period from July 17, 2007 (date of inception) to December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. (a Pre-Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the period from July 17, 2007 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
March 23, 2012

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Dec. 31 2011	Dec. 31, 2010
ASSETS

CURRENT ASSETS

Cash	$369	$18,821

Total Current Assets	$369	$18,821

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$5,368	$14,074
Advances from related parties	12,535	6,952

Total Current Liabilities	17,903	21,026

STOCKHOLDERS’ DEFICIENCY

Common stock 750,000,000 shares authorized, at $0.001 par value;191,400,000 shares issued and outstanding	191,400	191,400
Capital in excess of par value	(85,700)	(85,700)
Deficit accumulated during the pre-exploration stage	(123,234)	(107,905)

Total Stockholders’ Deficiency	(17,534)	(2,205)

Total Liabilities and Stockholders’ Deficiency	$369	$18,821

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the years ended December 31, 2011 and 2010 and for the period from
July 17, 2007(date of inception) to December 31, 2011

	Dec. 31 2011	Dec. 31 2010	July 17, 2007 to Dec 31, 2011
REVENUES	$-	$-	$-

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	2,541	4,113
General and administrative	15,329	17,907	114,121

NET LOSS	$(15,329)	$(20,448)	$(123,234)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	191,400,000	191,400,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period  July 17, 2007 (date of inception) to December 31, 2011

	Common Shares	Stock Amount	Capital in Excess of Par Value	Deficit accumulated during the pre- exploration stage	Total Stockholders Deficiency

Balance July 17, 2007	-	$-	$-	$-	$-
Issuance of common shares - September 18, 2007	120,000,000	120,000	-118,000	-	2,000
Issuance of common shares – October 31, 2007	71,400,000	71,400	-11,900	-	59,500
Capital contributions – noncash Expenses	-	-	1,300	-	1,300
Net loss for the period July 17, 2007 (date of Inception) to December 31, 2007	-	-	-	-15,120	-15,120
Balance at December 31, 2007	191,400,000	191,400	-128,600	-15,120	47,680
Capital contributions – noncash expenses	-	-	15,600	-	15,600
Net loss for the year ended December 31, 2008	-	-	-	-43,931	-43,931
Balance at December 31, 2008	191,400,000	191,400	-113,000	-59,051	19,349
Capital contributions – noncash expenses	-	-	15,600	-	15,600
Net loss for the year ended December 31, 2009	-	-	-	-28,406	-28,406
Balance at December 31, 2009	191,400,000	191,400	-97,400	-87,457	6,543
Capital contributions – noncash expenses	-	-	11,700	-	11,700
Net loss for the year ended December 31, 2010	-	-	-	-20,448	-20,448
Balance at December 31, 2010	191,400,000	191,400	-85,700	-107,905	-2,205
Net loss for the year ended December 31, 2011	-	-	-	-15,329	-15,329
Balance at December 31, 2012	191,400,000	$191,400	$(85,700)	$(123,234)	$(17,534)

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2011 and 2010 and for the period from July 17, 2007 (date of inception) to December 31, 2011

	Dec. 31 2011	Dec. 31 2010	July 17, 2007 to Dec. 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,329)	$(20,448)	$(123,234)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	11,700	44,200
Changes in accounts receivable	-	3,572	-
Changes in accounts payable	(8,706)	716	5,368

Net Cash Provided (Used) in Activities	(24,035)	(4,460)	(68,666)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	5,583	2,392	12,535
Proceeds from issuance of common stock	-	-	61,500

Net cash flows from financing activities	5,583	2,392	74,035

Net Increase (Decrease) in Cash	(18,452)	(2,068)	369

Cash at Beginning of Period	18,821	20,889	-

CASH AT END OF PERIOD	$369	$18,821	$369

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$11,700	$44,200

The accompanying notes are an integral part of these financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$15,120	2027	$4,536	$(4,536)

2008	43,931	2028	13,179	(13,179)	-

2009	28,406	2029	8,522	(8,522)	-

2010	20,448	2030	6,134	(6,134)	-

2011	15,329	2031	4,599	(4,599)	-

	$123,234		$36,970	$(36,970)	$-

The total valuation allowance for the year ended December 31, 2011 is $(36,970) which increased by $(4,599) for the year ended December 31, 2011.

Foreign Currency Translations

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35 17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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
December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended December 31, 2011, a Director made advances of $5,583 to the Company.

Officers-directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $12,535, and have made contributions to capital of $44,200 in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

5.           CAPITAL STOCK

On September 18, 2007, the Company completed a private placement consisting of 120,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On October 31, 2007, the Company completed a private placement of 71,400,000 post split common shares for a total consideration of $59,500.

On January 22, 2009, the shareholders of the Company approved a 20 to 1 forward split, resulting in an increase of the outstanding shares of common stock from 3,190,000 to 63,800,000. On March 6, 2012, the Company issued a dividend of two shares of common stock for each share of common stock issued and outstanding.    This stock dividend increased the number of shares issued and outstanding to 191,400,000 from 63,800,000.  All share references have been retroactively adjusted for the forward stock split and stock dividend.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

7.           SUBSEQUENT EVENTS

Subsequent to the balance sheet date, on March 6, 2012 the Company received approval from FINRA to proceed with a stock dividend whereby a dividend of two shares of common stock of the Company for each share of common stock issued and outstanding as of March 6, 2012.   The stock dividend increased the issued and outstanding share from 63,800,000 common shares to 191,400,000 post split common shares.  This dividend had no effect on the authorized common shares which remains at 750,000,000 common shares with a par value of $0.001 per share.