Form 10-Q
period 2012-03-31
Plata Resources, Inc.
filed 2012-04-24
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2012

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

April 15, 2012:   191,400,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The accompanying balance sheets of Plata Resources, Inc. (pre-exploration stage company) at March 31, 2012 (the “Company”) (with comparative figures as at December 31, 2011) and the statement of operations for the three ended March 31, 2012 and 2011 and for the period from July 17, 2007 (date of inception) to March 31, 2012 and the statement of cash flows for the three months ended March 31, 2012 and 2011 and for the period from July 17, 2007 (date of inception) to March 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Mar. 31 2012 (Unaudited)	Dec. 31 2011 (Audited)
ASSETS

CURRENT ASSETS

Cash	$369	$369
Total Current Assets	$369	$369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$6,646	$5,368
Advances from related parties	15,835	12,535
Total Current Liabilities	22,481	17,903

STOCKHOLDERS’ DEFICIENCY
Common stock, 750,000,000 shares authorized, at $0.001 par value; 191,400,000 shares issued and outstanding	191,400	191,400
Capital in excess of par value	(85,700)	(85,700)
Deficit accumulated during the pre-exploration stage	(127,812)	(123,234)
Total Stockholders’ Deficiency	(22,112)	(17,534)
Total Liabilities and Stockholders’ Deficiency	$369	$369

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2012 and 2011 and for the period from
July 17, 2007(date of inception) to March 31, 2012

(Unaudited)
	Three months ended Mar. 31 2012	Three months ended Mar. 31 2011	July 17, 2007 to Mar. 31, 2012
REVENUES	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	-	4,113
General and administrative	4,578	6,470	118,699
NET LOSS	$(4,578)	$(6,470)	$(127,812)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	191,400,000	191,400,000

The accompanying notes are an integral part of these unaudited financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012 and 2011 and for the period from July 17, 2007 (date of inception) to March 31, 2012

(Unaudited)
	Three months ended Mar. 31 2012	Three months ended Mar. 31 2011	July 17, 2007 to Mar. 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,578)	$(6,470)	$(127,812)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	-	44,200
Changes in accounts receivable	-	-	-
Changes in accounts payable	1,278	(12,010)	6,646
Net Cash Provided (Used) in Operating Activities	(3,300)	(18,480)	(71,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	3,300	66	15,835
Proceeds from issuance of common stock	-	-	61,500
Net cash flows from financing activities	3,300	66	77,335

Net Increase (Decrease) in Cash	-	(18,414)	369

Cash at Beginning of Period	369	18,821	-

CASH AT END OF PERIOD	$369	$407	$369

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$-	$44,200

The accompanying notes are an integral part of these unaudited financial statements

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

Accounting Method

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

12/31/07	$15,120	2027	$4,536	$(4,536)	-
12/31/08	43,931	2028	13,179	(13,179)	-
12/31/09	28,406	2029	8,522	(8,522)	-
12/31/10	20,448	2030	6,134	(6,134)	-
12/31/11	15,329	2031	4,599	(4,599)	-
3/31/12	4,578	2032	1,373	(1,373)	-
	$127,812		$38,343	$(38,343)	$-

The total valuation allowance for the three months ended March 31, 2012 is $(38,343) which increased by $(1,373) for the three months ended March 31, 2012.

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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
March 31, 2012
(Unaudited)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended March 31, 2012, a Director made advances of $3,300 to the Company.

Officers-directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $15,835, and have made contributions to capital of $44,200 in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

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
March 31, 2012
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
LIQUIDITY AND CAPITAL RESOURCES

Plata Resources has had no revenue since inception and its accumulated deficit is $127,812.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $19,166 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,640), work undertaken by the independent accountant ($5,700), Edgar fees ($1,680), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $6,646.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

A comparison between the expenses incurred during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, is as follows:
	March 31, 2012	March 31, 2011	Description

Accounting and audit	$4,420	$5,222	Costs for year-end audit and fees for preparation of year-end financial statements
Edgarizing fees	-	504	Edgarizing invoice has not been received to date.
Legal	-	680	No legal charges during the current period
Office	158	64	Represents photocopying and delivery charges.

Total expenses	$4,578	$6,470

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
The proposed budget for the recommended work in US $43,964 or PHP 1,786,500 is as follows:

Phase I	US Dollars	Philippine Peso

Geological Mapping	$8,084	328,500
Geological Surveying	7,530	306,000

Total Phase I	15,614	634,500

Phase II	US Dollars	Philippine Peso

Geological surveying and surface sampling (including sample collection an assaying)	28,350	1,152,000

Total Phase II	28,350	1,152,000

Total of Phases I and II	$43,964	1,786,500

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

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible as in the prior pages.  We will complete Phase I in the late fall of 2012.

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

We intend to complete Phase I of our exploration program during the late fall of 2012 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2012.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term.

ITEM 4.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet commenced exploration on the Bontoc Claim located in the Philippines. Accordingly, we have no way to evaluate the likelihood that our exploration activities and our business endeavors will be successful. We were incorporated on July 17, 2007 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this 10-Q and have loss to date of $127,812

Potential investors, who wish to acquire shares in our Company, should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Bontoc that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the Bontoc Claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

ITEM 4.               MINE SAFETY DISCLOSURES

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.               OTHER INFORMATION

None

ITEM 6.               EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).
3.2	Certificate of Correction (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).
3.3	Articles of Incorporation (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).
3.4	Bylaws (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984)
10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata Resources Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148984).
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

______________
* Filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

Date: April 23, 2012	DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: April 23, 2012	PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director