Form 10-Q
period 2012-06-30
Plata Resources, Inc.
filed 2012-09-13
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

September 13, 2012: 191,400,000 common shares

PART I—FINANCIAL INFORMATION

Item 1.                  Financial Statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$369	$369

TOTAL CURRENT ASSETS	$369	$369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,850	$5,368
Advances from related parties	17,165	12,535

TOTAL CURRENT LIABILITIES	26,015	17,903

STOCKHOLDERS’ DEFICIENCY
Capital stock Issued and outstanding 750,000,000 shares authorized, at $0.001 par valued191,400,000 shares of common stock (December 31, 2011 –191,400,000)	191,400	191,400
Capital in excess of par value	(85,700)	(85,700)
Deficit accumulated during the development stage	(131,346)	(123,234)

TOTAL STOCKHOLDERS’ DEFICIENCY	(25,646)	(17,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$369	$369

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
 (Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		July 17, 2007 (inception)
	2012	2011	2012	2011	to June 30, 2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	$-	$-	$-	$-	$5,000
Exploration costs	-	-	-	-	4,113
General and administrative	3,534	2,422	8,112	8,892	122,233

NET INCOME (LOSS)	$(3,534)	$(2,422)	$(8,112)	$(8,892)	$(131,346)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	191,400,000	191,400,000	191,400,000	191,400,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

 STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30, 2012	Six months ended June 30, 2011	July 17, 2007 (inception) to June 30, 2012

OPERATING ACTIVITIES
Net loss for the period	$(8,112)	$(8,892)	$(131,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	-	5,000
Capital contributions – expenses paid by Officers	-	-	44,200
Changes in accounts payables	3,482	(10,778)	8,850

NET CASH USED IN OPERATING ACTIVITIES	(4,630)	(19,670)	(73,296)

INVESTING ACTIVITIES:
Acquisition of mineral claims	-	-	(5,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,000)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	61,500
Advances from related party	4,630	1,256	17,165

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,630	1,256	78.665

NET INCREASE (DECREASE) IN CASH	-	(18,414)	369

CASH, BEGINNING	369	18,821	-

CASH, ENDING	$369	$407	$369

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital contributions – expenses paid by Officers	$-	$-	$44,200

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $131,346.  As at June 30, 2012, the Company has a working capital deficit of $25,646.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In Managements opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB accounting standards for Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (cont'd)

tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  The estimated Net Operating Loss Carry-Forward to date is $131,346. The approximate deferred tax asset of $40,000 has been fully offset by a valuation allowance.

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

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicated that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration un ASC 360-10-35-17 if events or circumstances indicate that heir carrying amounts might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment of Disposal of Long-Lived Assets.

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Accounting Policy

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended June 30, 2012 and June 30, 2011 the Company incurred advertising expenses in the amount of $0 and $0 respectively.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the company’s financial statements.

NOTE 4 – ACQUISITION OF MINERAL CLAIM

On August 1, 2007, the Company acquired the Bontoc Glold Claim located in the Republic of Philippines from Castillo Explorations LLC., an unrelated company, for considerations of $5,000.  The Bontoc Gold Claim is located in the Philippines near the town of Bontoc.  Under Philippine law, the claim remains in good standing as long as the Company has an interest in it.  There is no annual maintenance fee or minimum exploration work required on the claim.

As of December 31, 2007, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the six months ended June 30, 2012, a Director made advances of $4,630 to the Company.

Officers-Directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $17,165, and have contributions to capital of $44,200 in the form of expenses paid for the Company.  The advances are non-interest bearing and payable on demand.

NOTE 6 – CAPITAL STOCK

On September 18, 2007, the Company completed a private placement consisting of 120,000,000 post-split common shares sold to the directors and officers for a total consideration of $2,000.  On October 31, 2007, the Company completed a private placement of 71,400,000 post-split common shares for a total consideration of $59,500.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $369 in cash as compared to $369 in cash at December 301, 2011. Plata Resources has had no revenue since inception and its accumulated deficit is $131,346.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $19,166 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,640), work undertaken by the independent accountant ($5,700), Edgar fees ($1,680), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $8,850.  At present, we have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. In subsequent years our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2012 we had no revenue. Expenses for this period totaled $3,534 as compared to expenses for the period ended June 30, 2011 of $2,422 resulting in a net loss of $3,534 for the three month period ended June 30, 2012 as compared to a net loss of $2,422 for the three months period ended June 30, 2011. The net loss for the period was a result of Impairment loss on mineral claim of nil as compared to Impairment loss on mineral claim of nil for the three months ended June 30, 2011, Exploration costs of nil as compared to Exploration costs of nil for the three months ended June 30, 2011and General and administration expenses totaling $3,534 as compared to General and administration expenses of $2,422 for the three months ended June 30, 2011.

For the six month period ended June 30, 2012 expenses totaled $8,112 as compared to expenses for the six month period ended June 30, 2011of $8,892 resulting in a net loss of $8,112 for the six month period ended June 30, 2012 as compared to a net loss of $8,892 for the six months period ended June 30, 2011. The net loss for the period was a result of Impairment loss on mineral claim of nil as compared to Impairment loss on mineral claim of nil for the six months ended June 30, 2011, Exploration costs of nil as compared to Exploration costs of nil for the six months ended June 30, 2011and General and administration expenses totaling $8,112 as compared to General and administration expenses of $8,892 for the six months ended June 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                  Legal Proceedings.

There are no legal proceedings to which Plata Resources is a party, or to which the Bontoc Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

Item 1A.               Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2.                  Unregistered Sales of Securities and Use of Proceeds.

None

Item 3.                  Defaults Upon Senior Securities.

None

Item 4.                  Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

Date: September 13, 2012	By /s/ DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: September 13, 2012	By /s/ PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director