Form 10-Q/A
period 2012-06-30
Plata Resources, Inc.
filed 2012-10-02
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Plata Resources, Inc.’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on September 13, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
__________________
* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
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

PLATA RESOURCES, INC.
(Registrant)

Date: October 1, 2012	By /s/ DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: October 1, 2012	By /s/ PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director