Form 10-Q
period 2012-09-30
Plata Resources, Inc.
filed 2012-11-19
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-53207
(Commission File Number)

PLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3267338
(I.R.S. Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manilla, Philippines
(Address of principal executive offices)	(Zip Code)

632-886-788
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
November 14, 2012:   191,400,000 common shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

Page

Financial Statements

Condensed Balance Sheets	5

Condensed Statements of Operations	6

Condensed Statements of Cash Flows	7

Notes to Condensed Financial Statements	8 to 10

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$369	$369

TOTAL CURRENT ASSETS	$369	$369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$12,511	$5,368
Advances from related parties	17,165	12,535

TOTAL CURRENT LIABILITIES	29,676	17,903

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par valued
191,400,000 shares of common stock (December 31, 2011 –191,400,000)	191,400	191,400
Additional paid-in capital	(85,700)	(85,700)
Deficit accumulated during the pre-exploration stage	(135,007)	(123,234)

TOTAL STOCKHOLDERS’ DEFICIENCY	(29,307)	(17,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$369	$369

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
 (Pre-exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30		July 17, 2007 (inception) to September 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	$-	$-	$-	$-	$5,000
Exploration costs	-	-	-	-	4,113
General and administrative	3,661	3,186	11,773	12,078	125,894

NET INCOME (LOSS)	$(3,661)	$(3,186)	$(11,773)	$(12,078)	$(135,007)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	191,400,000	191,400,000	191,400,000	191,400,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

 CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30, 2012	Nine months ended September 30, 2011	July 17, 2007 (inception) to September 30, 2012

OPERATING ACTIVITIES
Net loss for the period	$(11,773)	$(12,078)	$(135,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	-	5,000
Capital contributions – expenses paid by Officers	-	-	44,200
Changes in accounts payables	7,143	(9,546)	12,511

NET CASH USED IN OPERATING ACTIVITIES	(4,630)	(21,624)	(73,296)

INVESTING ACTIVITIES:
Acquisition of mineral claims	-	-	(5,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,000)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	61,500
Advances from related party	4,630	3,210	17,165

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,630	3,210	78,665

NET INCREASE (DECREASE) IN CASH	-	(18,414)	369

CASH, BEGINNING	369	18,821	-

CASH, ENDING	$369	$407	$369

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital contributions – expenses paid by Officers	$-	$-	$44,200

The accompanying notes are an integral part of these condensed  financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

NOTE 2 – GOING CONCERN

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $135,007.  As at September 30, 2012, the Company has a working capital deficit of $29,307.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  The Company has no common stock equivalents.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB accounting standards for Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The estimated Net Operating Loss Carry-Forward to date is $135,007. The approximate deferred tax asset of $41,000 has been fully offset by a valuation allowance.

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Accounting Policy

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended September 30, 2012 and September 30, 2011 the Company incurred advertising expenses in the amount of $0 and $0 respectively.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the nine months ended September 30, 2012, a Director made advances of $4,630 to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $369 in cash as compared to $369 in cash at December 301, 2011. Plata Resources has had no revenue since inception and its accumulated deficit is $135,007.  To date, the growth of Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $19,166 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,640), work undertaken by the independent accountant ($5,700), Edgar fees ($1,680), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $8,850.  At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. Our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2012 we had no revenue. Expenses for this period totaled $3,661 as compared to expenses for the period ended September 30, 2011 of $3,186 resulting in a net loss of $3,661 for the three month period ended September 30, 2012 as compared to a net loss of $3,186 for the three months period ended September 30, 2011. The net loss for the period was a result of Impairment loss on mineral claim of nil as compared to Impairment loss on mineral claim of nil for the three months ended September 30, 2011, Exploration costs of nil as compared to Exploration costs of nil for the three months ended September 30, 2011 and General and administration expenses totaling $3,661 as compared to General and administration expenses of $3,186 for the three months ended September 30, 2011.

For the nine month period ended September 30, 2012 expenses totaled $11,773 as compared to expenses for the nine month period ended September 30, 2011of $12,078 resulting in a net loss of $11,773 for the nine month period ended September 30, 2012 as compared to a net loss of $12,078 for the nine months period ended September 30, 2011. The net loss for the period was a result of Impairment loss on mineral claim of nil as compared to Impairment loss on mineral claim of nil for the nine months ended September 30, 2011, Exploration costs of nil as compared to Exploration costs of nil for the nine months ended September 30, 2011and General and administration expenses totaling $11,773 as compared to General and administration expenses of $12,078 for the nine months ended September 30, 2011.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended Septmber 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

PLATA RESOURCES, INC.
(Registrant)

Date: November 19, 2012	By /s/ DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: November 19, 2012	By /s/ PRESENTACION A. CORANES
Chief Financial Officer, Secretary and Director