Form 10-K
period 2012-12-31
Plata Resources, Inc.
filed 2013-04-15
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to _________________________

000-53207
(Commission File Number)

PLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3267338
(I.R.S. Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manilla, Philippines
(Address of principal executive offices)	(Zip Code)

63-632-886-788
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. March 25, 2013: 191,400,000 common shares

PART I

Item 1.                 Business.

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

Item 1A.              Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.              Unresolved Staff Comments.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.                 Properties.

We intend to undertake exploration work on the Bontoc Claim, located in Republic of the Philippines.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

Our sole mineral property is:

Bontoc Gold Claim

Upon acquiring the Bontoc Claim, Plata commissioned Geraldo Peralta, Professional Geolgoist, 101 Boni Serrano Avenue, Quezon City, Philippines to prepare a geological report on the Bontoc Claim and recommend an exploration program thereon.  Mr. Peralta is a graduate of the University of Western Australia with a Bachelor of Science degree in Geology (1979) and a Masters of Science (1984 from the same University. He is a member of the Geological Society of the Philippines.  He has worked for over 30 years as a Geologist.  He has worked as a Geological Consultant for companies such as Altai Resources Inc., Mindanao Mining and Abralti Mining Ltd. and has consulted for several other companies around the world writing reports for their use and is therefore qualified to write our report and recommend the proposed exploration program and budget.  In preparing the “Summary of Exploration on the Bontoc Property, Philippines” (“Summary”) dated August 16, 2007 Mr. Peralta visited the Bontoc on August 6 and 8 of 2007.   At that time, he was able to interview field party personnel who were working near the Bontoc Claim.  He has had no prior involvement with the Bontoc Claim and has read Instrument and Form 43-101 F1 prior to preparing the Summary so that it is in compliance with the requirements of Form 43-101 F1 as required by Philippine mining law.

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

Item 3.                  Legal Proceedings.

There are no legal proceedings to which the Company is a party or to which the Bontoc Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

Item 4.                 Mine Safety Disclosures.

None

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As of December 31, 2012, the Company had 35 shareholders; two of these shareholders are an officers and director of the Company.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since the Company’s inception.
There are no outstanding warrants or conversion privileges for the Company’s shares.

Item 6.                  Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our December 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2012 Audited Financial Statements - Report of Independent Registered Accounting Firm.”

As of December 31, 2012, Plata Resources had $369 cash on hand and in the bank as compared to $369 of cash on hand for the period ending December 31, 2011. As of December 31, 2012, total liabilities were $27,279 comprised of Accounts payable of $10,114 and Advances from related parties of $17,165 as compared to total liabilities of $17,903 comprised of Accounts payable of $5,368 and Advances from related parties of $12,535 for the period ended December 31, 2011. Management believes the cash on hand will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.

If Plata Resources is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Plata Resources having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Plata Resources is a development stage company with minimal operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load.

The Company did not generate any revenue during the fiscal year ended December 31, 2012 and has not generated revenue since inception.

On December 1, 2012, the Company reached an agreement with one of its creditors to cancel accounts payable in the amount of $6,992. The Company has recorded the related forgiveness of debt income in its statement of operations, for the year ended December 31, 2012. Total operating expenses for the fiscal year ending December 31, 2012 was $16,638 resulting in  a net loss for the fiscal year of $9,376 as compared to total operating expense of $15,329 resulting in  a net loss of $15,329 for the period ended December 31, 2011. The operating loss for the period ended December 31, 2012 is a result of General and administrative expense in the amount of $16,368 less Forgiveness of debt income of $6,992 as compared to General and administrative expense of 15,329 for the period ended December 31, 2011.

Since inception, the total net loss is $132,610.

During the year ended December 31, 2012, a Director made contributions to capital in the form of expenses paid on behalf of the Company, of $4,630.

Officers-Directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $12,535, and have made contributions to capital of $48,830 in the form of expenses paid for the Company.  The advances are non-interest bearing and payable on demand.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.                 Financial Statements and Supplementary Data

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Plata Resources, Inc.
(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheet of Plata Resources, Inc. (a Pre-Exploration Stage Company) (the Company) as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2012, and for the period July 17, 2007 (date of inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.   The financial statements of the Company for the year ended December 31, 2011, and for the period July 17, 2007 (date of inception) to December 31, 2011 were audited by other auditors whose report, dated March 23, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. (a Pre-Exploration Stage Company) as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, and for the period July 17, 2007 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 12, 2013

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
March 23, 2012

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$369	$369

TOTAL CURRENT ASSETS	$369	$369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$10,114	$5,368
Advances from related parties	17,165	12,535

TOTAL CURRENT LIABILITIES	27,279	17,903

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par valued
191,400,000 shares of common stock (December 31, 2011 –191,400,000)	191,400	191,400
Additional paid-in capital	(85,700)	(85,700)
Deficit accumulated during the pre-exploration stage	(132,610)	(123,234)

TOTAL STOCKHOLDERS’ DEFICIENCY	(26,910)	(17,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$369	$369

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
 (Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011	July 17, 2007 (inception) to December 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Impairment on mineral claims	-	-	5,000
Exploration Costs	-	-	4,113
General and administrative	16,368	15,329	130,489
Total Operating Expenses	16,368	15,329	139,602

OTHER (INCOME)
Forgiveness of debt income	(6,992)	-	(6,992)

NET LOSS	$(9,376)	$(15,329)	$(132,610)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	191,400,000	191,400,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(A Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 17, 2007 (INCEPTION) TO DECEMBER 31, 2012

	Number of common shares	Stock Amount	Paid-in Capital in Excess of Par Value	Deficit accumulated during Pre-Exploration Stage	Total

Common shares issued for cash - September 18, 2007	120,000,000	$120,000	$(118,000)	$-	$2,000
Common shares issued for cash - October 31, 2007	71,400,000	71,400	(11,900)	-	59,500
Capital contributions – noncash expenses	-	-	1,300	-	1,300
Net loss for the year ended December 31, 2007	-	-	-	(15,120)	(15,120)
Balance, December 31, 2007	191,400,000	191,400	(128,600)	(15,120)	47,680
Capital contributions – noncash expenses	-	-	15,600	-	15,600
Net loss for the year ended December 31, 2008	-	-	-	(43,931)	(43,931)
Balance, December 31, 2008	191,400,000	191,400	(113,000)	(59,051)	19,349
Capital contributions – noncash expenses	-	-	15,600	-	15,600
Net loss for the year ended December 31, 2009	-	-	-	(28,406)	(28,406)
Balance, December 31, 2009	191,400,000	191,400	(97,400)	(87,457)	6,543
Capital contributions – noncash expenses	-	-	11,700	-	11,700
Net loss for the year ended December 31, 2010	-	-	-	(20,448)	(20,448)
Balance, December 31, 2010	191,400,000	191,400	(85,700)	(107,905)	(2,205)
Net loss for the year ended December 31, 2011	-	-	-	(15,329)	(15,329)
Balance, December 31, 2011	191,400,000	191,400	(85,700)	(123,234)	(17,534)
Net loss for the year ended December 31, 2012	-	-	-	(9,376)	(9,376)
Balance, December 31, 2012	191,400,000	$191,400	$(85,700)	$(132,610)	$(26,910)

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
 STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	Year ended December 31, 2011	July 17, 2007 (inception) to December 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$(9,376)	$(15,329)	$(132,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	-	5,000
Forgiveness of debt income	(6,992)		(6,992)
Capital contributions – expenses paid by Officers	4,630	-	48,830
Changes in operating assets and liabilities:
Changes in accounts receivable	-	-
Changes in accounts payables	11,738	(8,706)	17,106
NET CASH USED IN OPERATING ACTIVITIES	-	(24,035)	(68,666)

INVESTING ACTIVITIES
Acquisition of mineral claims	-	-	(5,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,000)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	61,500
Advances from related party	-	5,583	12,535

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,583	74,035

NET INCREASE (DECREASE) IN CASH	-	(18,452)	369

CASH AT BEGINNING OF PERIOD	369	18,821	-

CASH AT END OF PERIOD	$369	$369	$369

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital contributions – expenses paid by Officers	$4,630	$-	$48,830

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.
 (Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $132,610.  As at December 31, 2012, the Company has a working capital deficit of $26,910.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of December 31, 2012 and 2011, there were no dilutive common stock equivalents outstanding.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$15,120	2027	$5,141	$(5,141)	$-
2008	43,931	2028	14,937	(14,937)	-
2009	28,406	2029	9,658	(9,658)	-
2010	20,448	2030	6,952	(6,952)	-
2011	15,329	2031	5,212	(5,212)	-
2012	9,376	2032	3,188	(3,188)	-
	$132,610		$45,088	$(45,088)	$-

The total valuation allowance as of December 31, 2012 was $45,088, which increased by $3,188 for the year ended December 31, 2012.

As of December 31, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2012, and 2011 and no interest or penalties have been accrued as of December 31, 2012 and 2011. As of December 30, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2007 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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
December 31, 2012

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended December 31, 2012 and December 31, 2011 the Company incurred no advertising expenses.

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

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2012, a Director made contributions to capital in the form of expenses paid on behalf of the Company, of $4,630.

Officers-Directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $12,535, and have made contributions to capital of $48,830 in the form of expenses paid for the Company.  The advances are non-interest bearing and payable on demand.

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

NOTE 7 – FORGIVENESS OF DEBT

On December 1, 2012, the Company reached an agreement with one of its creditors to cancel accounts payable in the amount of $6,992. The Company has recorded the related forgiveness of debt income in its statement of operations, for the year ended December 31, 2012.

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Inherent Limitation on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of December 31, 2012.

 Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9B.               Other Information.

None

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

Each of our directors serves until his or her successor is elected and qualified.   Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.   The Board of Director has no nominating or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd. Pasig City 1300 Philippines	37	Chief Executive Officer and President

Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	33	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

Both Dexter Caliso and Presentaction Coranes have held their offices/positions since inception of Plata and are expected to hold their offices/positions until the first annual meeting of our shareholders.

Background of Officers and Directors

Dexter Caliso

Dexter Caliso attended and attained a High School Diploma from Our Lady of Sorrows Secondary School in 1991.  Between 1991 and 1995 he attended PATT College Aeronautics and obtained a Bachelor of Science degree in Aircraft Technology.   After graduation in 1995 and until 1999, he was employed by Philippines Airlines in Manila where he supervised night crews for maintenance of all Beoing 747-400 aircraft owned by Philippine Airlines.  From 1999 to 2001 he was employed by Singapore Airlines in Manila as 2nd Aircraft Mechanic and was responsible for instruction of junior mechanics as to the repair and maintenance of aircraft.  Between 2001 and 2004 he was employed by Emirates Airlines in Manila as Supervising Aircraft Mechanic and was the supervisor of all maintenance personal in his department which resulted in Dexter being promoted to Chief Supervising Aircraft Mechanic.  After 2004, until the present time, he was employed with Cathy Pacific Airline in Manila as Department Head of Maintenance Operations and was responsible for managing a staff of 30 aircraft mechanics.   During this time he was responsible for implementing all new security and safety measures for all incoming Cathy Pacific Aircraft in Manila.  While working for Cathy Pacific he attended and obtained a Certificate of Completion from the Bureau of Mines and Geoscience in Aerial Mapping and Surveying.

Presentacion Coranes

Presentacion Coranes graduated and received a diploma from Pedro Diaz High School in 1995 before attending AMA Computer College where she graduated with diplomas in bookkeeping and accounting.  In 2000 Presentacion attended the University of the Far East and earned a diploma in Advanced Audit Procedures qualifying her to do full audit procedures of both private and public companies in the Philippines.  While attending AMA Computer College, she worked for Zamperla Asia Pacific in Manila, Philippines and was responsible for handling the payroll for the entire company.  In 1999, while attending the University of the Far East, Presentacion was employed by Philippines Long Distance Telecommunication Co. and was responsible for accounts receivable, collections and worked part time in the internal audit department where she assisted with filing with the Securities Exchange Commission of the Philippines.  After graduating from the University of the Far East, she became employed with UCPB Insurance where she was solely responsible for auditing the accounts receivable department and assisting in the filings with the Securities Exchange Commission of the Philippines.  In 2004 she joined the firm of JV & Sons Corp. as Audit Co-ordinator and was responsible for compiling audit reports for management and preparing filing documents for submission to the Securities Exchange Commission of the Philippines.  Since 2005 she has been employed with Mary Kel Company as Department Head of the Collections Department where Presentacion is responsible for conducting the audits of the company and overseeing a staff of 10 people.  In addition, she is the signing officer on the full and final version of the audit that is filed with the relevant tax authorities and the Securities Exchange Commission of the Philippines.

None of our officers and directors work full time for our company.  Dexter Caliso spends approximately 4 to 5 hours a week on administrative and accounting matters.  With recent preparation of this 10-K and because the Company intends to seek a quotation on the OTCBB in the near future Dexter Caliso’s time on Plata’s affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Presentacion Coranes spends approximately 4 to 5 week per month on corporate matters.

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

Our Audit Committee is comprised of Dexter Caliso, our President and Chairman of the AuditCommittee, and Presentaction Coranes, our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Only Presentacion Coranes can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B based on her prior training and present occupation.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on July 17, 2007, our Board has conducted its business entirely by consent resolutions and has not met, as such.

Significant Employees

We have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Plata to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Bontoc Claim.  Due to neither of our directors being a trained geologist, other than Dexter Caliso having a diploma in aerial mapping and surveying, Plata will use the services of Geraldo Peralta if he is available when needed.  We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Bontoc claim by the end of 2013.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

Item 11.               Executive Compensation.

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

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of Aprl 15, 2012, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed Before Selling (2)%		Beneficially Owned After Selling (3)%

Common	Dexter R. Caliso 658 Pasay Blvd. Pasig City, 1300 Philippines	72,000,000	37.8	64,800,000	33.9

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	48,000,000	25.3	43,200,000	22.5

Common	Ownership of all directors and officers	120,000,000	63.1	108,000,000	56.4

(1)	As of March 23, 2013, there were 191,400,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.               Principal Accounting Fees and Services.

1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2012 for professional services for the review of the quarterly financial statements as of March 31, June 30 and September 30, 2012 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $950 for the quarter ended March 31, $1,000 for the quarters ended June 30 and September 30, 2012, and $3,300 for the audit as of December 31, 2011, for a total of $6,260.

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

(4)           All Other Fees

During the period from inceptions to December 31, 2012 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

Item 15.               Exhibits, Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

3 (i)	Articles of Incorporation (incorporated by reference from Plata’sRegistration Statement on Form S-1 filed on February 1, 2008, RegistrationNo. 333-148984)

3 (ii)	By-laws (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

23.1	Consent of Madsen & Associates, CPA's Inc.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

Date: April 15, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: April 15, 2013

By: PRESENTACION A. CORANES
Presentacion A. Coranes
Chief Accounting Officer,Chief Financial Officer and Director

Date: April 15, 2013