Form 10-Q
period 2013-03-31
Plata Resources, Inc.
filed 2013-05-20
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to________________________________________________

Commission File Number 333-148984

PLATA RESOURCES, INC.
(Exact name of registrant as specified in it’s charter)

Nevada	75-3267338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manilla, Philippines
(Address of principal executive offices)(Zip Code)

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

Yes	(X)	No	(_)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	(X)	No	(_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_)	Accelerated filer (_)

Non-accelerated filer (_) (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	( )	No	(X_)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	(X)	No	(_)
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
May 20, 2013:   191,400,000 common shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
CONDENSED FINANCIAL STATEMENTS
March 31, 2013

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$369

TOTAL CURRENT ASSETS	$-	$369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$17,871	$10,114
Advances from related parties	17,165	17,165

TOTAL CURRENT LIABILITIES	35,036	27,279

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par value
191,400,000 shares of common stock (December 31, 2012 –191,400,000)	191,400	191,400
Additional paid-in capital	(85,700)	(85,700)
Deficit accumulated during the pre-exploration stage	(140,736)	(132,610)

TOTAL STOCKHOLDERS’ DEFICIENCY	(35,036)	(26,910)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$369

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
 (Pre-exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	July 17, 2007 (inception) to March 31, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
Impairment on mineral claims	-	-	5,000
Exploration costs	-	-	4,113
General and administrative	8,126	4,578	138,615
Total Operating Expenses	8,126	4,578	147,728

OTHER INCOME
Gain on forgiveness of debt	-	-	(6,992)

NET LOSS	$(8,126)	$(4,578)	$(140,736)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	191,400,000	191,400,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
 CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	July 17, 2007 (inception) to March 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(8,126)	$(4,578)	$(140,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	-	5,000
Gain on forgiveness of debt	-		(6,992)
Capital contributions – expenses paid by officers	-	-	48,830
Changes in operating assets and liabilities:
Changes in accounts payables	7,757	1,278	24,863

NET CASH USED IN OPERATING ACTIVITIES	(369)	(3,300)	(69,035)

INVESTING ACTIVITIES
Acquisition of mineral claims	-	-	(5,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,000)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	61,500
Advances from related party	-	3,300	12,535

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,300	74,035

NET DECREASE IN CASH	(369)	-	-

CASH AT BEGINNING OF PERIOD	369	369	-

CASH AT END OF PERIOD	$-	$369	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital contributions – expenses paid by Officers	$-	$-	$ 48,830

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations
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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $140,736.  As of March 31, 2013, the Company has a working capital deficit of $35,036.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of March 31, 2013 and 2012, there were no dilutive common stock equivalents outstanding.

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

 PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB accounting standards for Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The estimated net operating loss carry-forward to date is $140,736. The approximate deferred tax asset of $48,000 has been fully offset by a valuation allowance.

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the periods ended March 31, 2013 and March 31, 2012, the Company incurred no advertising expenses.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

 PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-Directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $17,165, and have made contributions to capital of $48,830 in the form of expenses paid for the Company.  The advances are unsecured, non-interest bearing and payable on demand.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $nil in cash as compared to $369 in cash at December 31, 2012. Plata Resources has had no revenue since inception and its accumulated deficit is $140,736.  To date, Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $30,391 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,640), work undertaken by the independent accountant ($5,700), Edgar fees ($1,680), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $17,871.  At present, we have insufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. Our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

For the three month period ended March 31, 2013 we had no revenue. Expenses for this period totaled $8,126 as compared to expenses for the period ended March 31, 2012 of $4,578 resulting in a net loss of $8,126 for the three month period ended March 31, 2013 as compared to a net loss of $4,578 for the three months period ended March 31, 2012. The net loss for the period was a result of general and administration expenses totaling $8,126 as compared to general and administration expenses of $4,578 for the three months ended March 31, 2012. The increase in general and administration expenses is due to an increase in Edgarzing expense of $1,598, an increase in Legal fees of $370 and an increase in Accounting/Audit fees of $1,580.

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

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible as in the prior pages.  We intend complete Phase I in the late fall of 2013.

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

We intend to complete Phase I of our exploration program during the late fall of 2013 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530.  Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization.   The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith *
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith***
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith***
101.INS	XBRL Instance Document	Filed herewith***
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith***
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith***
 *    Included in Exhibit 31.1
 **  Included in Exhibit 32.1
*** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATA RESOURCES, INC.
(Registrant)

Date: May 20, 2013	By:	/s/ DEXTER R. CALISO
	Name:	Dexter R. Caliso
	Title:	Chief Executive Officer, President and Director

Date: May 20, 2013	By:	/s/ PRESENTACION A. CORANES
	Name:	Presentacion A. Coranes
	Title:	Chief Financial Officer, Secretary and Director