Form 10-Q
period 2013-07-31
Plata Resources, Inc.
filed 2013-08-14
CIK 1424151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to________________________________________________

333-148984
Commission File Number

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

(X)Yes	( )No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(_)Yes	(X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )

Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).(_)Yes  (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes	( )No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

August 14, 2013: 191,400,000 common shares

PART I—FINANCIAL INFORMATION

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2013

FINANCIAL STATEMENTS

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$-	$369

TOTAL CURRENT ASSETS	$-	$369
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$17,208	$10,114
Advances from related parties	20,665	17,165

TOTAL CURRENT LIABILITIES	37,873	27,279

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par value
191,400,000 shares issued and outstanding (December 31, 2012 –191,400,000)	191,400	191,400
Additional paid-in capital	(85,700)	(85,700)
Deficit accumulated during the pre-exploration stage	(143,573)	(132,610)

TOTAL STOCKHOLDERS’ DEFICIENCY	(37,873)	(26,910)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$369

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
 (Pre-exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		July 17, 2007 (inception) to June 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	$-	$-	$-	$-	$5,000
Exploration costs	-	-	-	-	4,113
General and administrative	2,837	3,534	10,963	8,112	141,452
Total Operating Expenses	2,837	3,534	10,963	8,112	150,565

OTHER INCOME
Gain on forgiveness of debt	-	-	-	-	(6,992)

NET LOSS	$(2,837)	$(3,534)	$(10,963)	$(8,112)	$(143,573)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	191,400,000	191,400,000	191,400,000	191,400,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
 CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30, 2013	Six months ended June 30, 2012	July 17, 2007 (inception) to June 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(10,963)	$(8,112)	$(143,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	-	5,000
Gain on forgiveness of debt	-	-	(6,992)
Capital contributions – expenses paid by officers	3,500	-	52,330
Changes in operating assets and liabilities:
Changes in accounts payables	7,094	3,482	24,200

NET CASH USED IN OPERATING ACTIVITIES	(369)	(4,630)	(69,035)

INVESTING ACTIVITIES
Acquisition of mineral claims	-	-	(5,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,000)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	61,500
Advances from related party	-	4,630	12,535

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,630	74,035

NET DECREASE IN CASH	(369)	-	-

CASH AT BEGINNING OF PERIOD	369	369	-

CASH AT END OF PERIOD	$-	$369	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital contributions – expenses paid by Officers	$3,500	$-	$52,330

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $143,573.  As of June 30, 2013, the Company has a working capital deficit of $37,873.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic Loss per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of June 30, 2013 and 2012, there were no dilutive common stock equivalents outstanding.

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
June 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB accounting standards for Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The estimated net operating loss carry-forward to date is $143,573. The approximate deferred tax asset of $49,000 has been fully offset by a valuation allowance.

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC 720. The Company expenses advertising costs as incurred. For the periods ended June 30, 2013 and June 30, 2012, the Company incurred no advertising expenses.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

PLATA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-Directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $12,335, and have made contributions to capital of $52,330 in the form of expenses paid for the Company.  The advances are unsecured, non-interest bearing and payable on demand.

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

The following discussion should be read in conjunction with the information contained in the financial statements of Plata Resources, Inc. (“Plata Resources” or “the Company”) and the notes, which form an integral part of the financial statements, which are attached hereto.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $nil in cash as compared to $369 in cash at December 31, 2012. Plata Resources has had no revenue since inception and its accumulated deficit is $143,573.  To date, Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

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

RESULTS OF OPERATIONS

For the three month period ended June 30, 2013 we had no revenue. Expenses for this period totaled $2,837 as compared to expenses for the three month period ended June 30, 2012 of $3,534 resulting in a net loss of $2,837 for the three month period ended June 30, 2013 as compared to a net loss of $3,534 for the three month period ended June 30, 2012. The net loss for the period was a result of General and administrative expenses totaling $2,837 as compared to General and administrative expenses of $3,534 for the three months ended June 30, 2012.

For the six month period ended June 30, 2013 we had no revenue. Expenses for this period totaled $10,963 as compared to expenses for the six month period ended June 30, 2012 of $8,112 resulting in a net loss of $10,963 for the six months period ended June 30, 2013 as compared to a net loss of $8,112 for the six month period ended June 30, 2012. The net loss for the period was a result of General and administrative expenses totaling $10,963 as compared to General and administrative expenses of $8,112 for the six months ended June 30, 2012.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATA RESOURCES, INC.

Date: August 14, 2013	By:	/s/ DEXTER R. CALISO
	Name:	Dexter R, Caliso
	Title:	Chief Executive Officer, President and Director

Date: August 14, 2013	By	/s/ PRESENTACION A. CORANES
	Name:	Presentacion A. Coranes
	Title:	Chief Financial Officer, Secretary and Director