Form 10-Q
period 2013-09-30
Plata Resources, Inc.
filed 2015-02-24
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

  For the transition period form _______ to _______

  Commission File number 333-148984

PLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3267338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manila, Philippines
(Address of principal executive offices)

632-886-788
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

February 15, 2015: 63,800,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Plata Resources, Inc. at September 30, 2013 (with comparative figures as at December 31, 2012) and the condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 and the statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ended December 31, 2013.

PLATA RESOURCES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$369

TOTAL CURRENT ASSETS	$-	$369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$21,506	$10,114
Advances from related parties	20,665	17,165

TOTAL CURRENT LIABILITIES	42,171	27,279

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par value
63,800,000 shares issued and outstanding (December 31, 2012 – 63,800,000)	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated deficit	(147,871)	(132,610)

TOTAL STOCKHOLDERS’ DEFICIENCY	(42,171)	(26,910)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$369

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

REVENUE	$-	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	$-	$-	$-	$-
Exploration costs	-	-	-	-
General and administrative	4,298	3,661	15,261	11,773
Total Operating Expenses	4,298	3,661	15,261	11,773

OTHER INCOME
Gain on forgiveness of debt	-	-	-	-

NET LOSS	$(4,298)	$(3,661)	$(15,261)	$(11,773)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
OPERATING ACTIVITIES
Net loss for the period	$(15,261)	$(11,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	-
Gain on forgiveness of debt	-	-
Capital contributions	-	-
Expenses paid by officers	3,500
Changes in operating assets and liabilities:
Changes in accounts payable	11,392	7,143

NET CASH USED IN OPERATING ACTIVITIES	(369)	(4,630)

INVESTING ACTIVITIES
Acquisition of mineral claims	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Advances from related party	-	4,630

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,630

NET DECREASE IN CASH	(369)	-
CASH AT BEGINNING OF PERIOD	369	369

CASH AT END OF PERIOD	$-	$369

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$44,200

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The Company, Plata Resources, Inc., was incorporated under the laws of the State of Nevada on July 17, 2007 with the authorized capital stock of 750,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not yet established the existence of a commercially minable ore deposit.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $147,871. As of September 30, 2013, the Company has a working capital deficit of $42,171. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of September 30, 2013 and 2012, there were no dilutive common stock equivalents outstanding.

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

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC 720. The Company expenses advertising costs as incurred. For the periods ended September 30, 2013 and September 30, 2012, the Company incurred no advertising expenses.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has early adopted this standard for presentation purposes in these financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-Directors and their families have acquired 63% of the common stock issued, have made advances to the Company of $20,665 ($0 for the nine months ended September 30, 2013, and $4,630 for the nine months ended September 30, 2012), have made contributions to capital of $44,200 in the form of expenses paid for the Company, and have paid expenses directly to third parties on behalf of the Company of $3,500 ($3,500 for the nine months ended September 30, 2013, and $0 for the nine months ended September 30, 2012). The advances are unsecured, non-interest bearing and payable on demand.

NOTE 6 – CAPITAL STOCK

On September 18, 2007, the Company completed a private placement consisting of 2,000,000 common shares sold to the directors and officers for a total consideration of $2,000.

On October 31, 2007, the Company completed a private placement of 1,190,000 common shares for a total consideration of $59,500.

On January 22, 2009, the shareholders of the Company approved a 20 to 1 forward split, resulting in an increase of the outstanding shares of common stock from 3,190,000 to 63,800,000.

NOTE 7 – SUBSEQUENT EVENTS

On November 23, 2014, the directors approved the cancellation of a stock dividend in the amount of 127,600,000 common shares, which were issued on March 6, 2012, in error. All share capital amounts have been retroactively restated to reflect this cancellation.

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

The following discussion should be read in conjunction with the information contained in the financial statements of Plata Resources, Inc. (“Plata” “We” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on July 17, 2007.

Our offices are located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines and can be reached at 632-886-788.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

We were incorporated on July 17, 2007 under the laws of the State of Nevada. We are engaged in the search of mineral deposits or reserves but is not in either the development or production stage. It might take us years before we are able to be in either the development or production stage and the chances are that we might never be in either of these two stages. Our mineral property is called the Bontoc Gold Claim (the “Bontoc Claim”) and is located in the Philippines. We own 100% of the Bontoc Claim. It consists of one – 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

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

Our Company does not have any subsidiaries. Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $nil in cash as compared to $369 in cash at December 31, 2012. Plata Resources has had no revenue since inception and its accumulated deficit is $147,871. To date, Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $34,026 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,640), work undertaken by the independent accountant ($5,700), Edgar fees ($1,680), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $21,506. At present, we have insufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. Our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2013 we had no revenue. Expenses for this period totaled $4,298 as compared to expenses for the three month period ended September 30, 2012 of $3,661 resulting in a net loss of $4,298 for the three month period ended September 30, 2013 as compared to a net loss of $3,661 for the three month period ended September 30, 2012. The net loss for the period was a result of General and administrative expenses totaling $4,298 as compared to General and administrative expenses of $3,661 for the three months ended September 30, 2012.

For the nine month period ended September 30, 2013 we had no revenue. Expenses for this period totaled $15,261 as compared to expenses for the nine month period ended September 30, 2012 of $11,773 resulting in a net loss of $15,261 for the nine months period ended September 30, 2013 as compared to a net loss of $11,773 for the nine month period ended September 30, 2012. The net loss for the period was a result of General and administrative expenses totaling $15,261 as compared to General and administrative expenses of $11,773 for the nine months ended September 30, 2012.

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

The proposed budget for the recommended work in US $43,964 or PHP 1,953,760 is as follows:

Phase I	US Dollars	Philippine Peso

Geological Mapping	$8,084	359,253
Geological Surveying	7,530	334,633

Total Phase I	15,614	693,886

Phase II

Geological surveying and surface sampling (including sample collection an assaying)	28,350	1,259,874

Total Phase II	28,350	1,259,874

Total of Phases I and II	$43,964	1,953,760

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

Plan of Operation

We have not yet generated or realized any revenues from our business operations. In the future, unless we earn revenue or issue shares from our Treasury there might be the problem of Plata continuing as an on-going business. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on Bontoc Claim. Our only other source for cash at this time is investments by others. In the future, we must raise cash to implement our project and stay in business.

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible as in the prior pages. We intend complete Phase I in the late fall of 2015.

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

We intend to complete Phase I of our exploration program during the late fall of 2015 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530. Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization. The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

We estimate it will take up to 5 to 7 days to complete Phase I of our exploration program. The initial work on the Bontoc has commenced and has been detailed above. The completion is expected to occur during this summer.

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the Bontoc claim, and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we will conduct the research and exploration of the Bontoc claim before we start production of any minerals we may find. In the future we will have to seek equity funding to give us sufficient working capital to meet our ongoing obligations and continue our exploration activities on the Bontoc claim. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in an additional dilution to existing shareholders.

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-Q.

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

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has early adopted this standard for presentation purposes in these financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Public Market for Common Stock

Our shares are currently quoted on the OTC Bulletin Board (“OTCBB”). The Company is behind in its filing of Form 10-Ks and 10-Qs. In order to remain on the OTCBB we must adhere to the rules and regulations of the OTCBB and the SEC.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the FINRA system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Rule 144 Shares

In general, under Rule 144, a person who is not one of our affiliates and who is not deemed to have been one of our affiliates at any time during the three months preceding a sale and who has beneficially owned shares of our common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about us (which current public information requirement is eliminated after a one-year holding period).

A person who is an affiliate and who has beneficially owned shares of a company’s common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Rule 144 is not available for either a reporting or non-reporting shell company, as defined under Rule 405 of the Securities Act, unless the company:

•	has ceased to be a shell company;

•	is subject to the Exchange Act reporting obligations;

•	has filed all required Exchange Act reports during the preceding twelve months; and

•	at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Registration Rights

We have not granted registration rights to any person.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that would prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2013 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of September 30, 2013, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On November 23, 2014, the directors approved the cancellation of a stock dividend in the amount of 127,600,000 common shares which were issued on March 6, 2012 in error.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Plata Resources, Inc Registration Statement on Form SB-2 filed on February 1, 2008, Registration No. 333-148984)

3(ii)	By-laws (incorporated by reference from Plata Resources, Inc. Registration Statement on Form SB-2 filed on February 1, 2008, Registration No. 333-148984)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

___________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATA RESOURCES, INC. (Registrant)

Date: February 20, 2015	By:	“Dexter R. Caliso”
DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: February 20, 2015	By:	“Presentacion A. Coranes”
PRESENTACION A. CORANES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

