Form 10-K
period 2013-12-31
Plata Resources, Inc.
filed 2015-04-02
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

______________

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was NIL.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. April 1, 2015: 63,800,000 common shares

PART I

Item 1. Business.

History and Organization

We were incorporated on July 17, 2007 under the laws of the State of Nevada. We are in the very early stages of exploration. Our company is one engaged in the search of mineral deposits or reserves but is not in either the development or production stage. It might take us years before we are able to be in either the development or production stage and the chances are that we might never be in either of these two stages. Our mineral property is called the Bontoc Gold Claim (the “Bontoc Claim”) and is located in the Philippines. We own 100% of the Bontoc Claim. It consists of one – 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

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

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel: 632-886-788) and our registered statutory office is located at the offices of American Corporate Enterprises, Inc., Suite 129, 123 W. Nye Lane, Carson City, Nevada, 89706.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

On August 1, 2007, we purchased the Bontoc Claim for $5,000 from Castillo Explorations LLC, an unrelated company incorporate in the Republic of the Philippines, whereby we obtained a 100% interest in the Bontoc Claim. The Bontoc Claim upon purchase was free and clear of any and all charges, encumbrances, or liens of any nature of kind whatsoever. There is no requirement under Philippine mineral law to spend any money on the Bontoc Claim to maintain our interest therein. Nevertheless, it is the intention of Plata to undertake an exploration program by the end of 2015 as set forth by Geraldo Peralta in his geological report dated August 16, 2007 as more fully mentioned below.

As mentioned above the Bontoc Claim is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the Bontoc Claim and we believe that no insurance is necessary since it is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently exploring for minerals and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists on Bontoc Claim until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

We are presently exploring for minerals and there is no assurance that mineralized material with any commercial value exits on our property.

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

The Summary recommends a two phased mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying will enhance the targets for diamond drilling. This exploration program to evaluate the prospects of the Bontoc Claim, at a cost of $43,964 - PHP 1,953,760 is fully warranted to be spent.

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

The proposed budget for the recommended work in US $43,964 or PHP 1,953,760 is as follows:

	US Dollars	Philippine Peso
Phase I

Geological Mapping	$8,084	359,253
Geological Surveying	7,530	334,633

Total Phase I	15,614	693,886

Phase II

Geological surveying and surface sampling (including sample collection an assaying)	28,350	1,259,874

Total Phase II	28,350	1,259,874

Total of Phases I and II	$43,964	1,953,760

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future. As of December 31, 2013, the Company had 11 shareholders; two of these shareholders are an officers and director of the Company.

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

Our auditor’s report on our December 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2013 Audited Financial Statements - Report of Independent Registered Public Accounting Firm.”

As of December 31, 2013, Plata Resources had $NIL cash on hand and in the bank as compared to $369 of cash on hand for the period ending December 31, 2012. As of December 31, 2013, total liabilities were $42,171 comprised of Accounts payable of $21,506 and Advances from related parties of $20,665 as compared to total liabilities of $27,279 comprised of Accounts payable of $10,114 and Advances from related parties of $17,165 for the period ended December 31, 2012. Having no cash at the present will not allow us to pay any of our creditors. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.

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

The Company did not generate any revenue during the fiscal year ended December 31, 2013 and has not generated revenue since inception.

Total operating expenses for the fiscal year ending December 31, 2013 was $15,261 resulting in a net loss for the fiscal year of $15,261 as compared to total operating expense of $16,368 resulting in a net loss of $9,376 due to a forgiveness of debt income of $6,992, during the period ended December 31, 2012.

Since inception, the total net loss is $147,871.

During the years ended December 31, 2013 and 2012, the Company’s two directors paid expenses on behalf of the Company of $4,630 and 3,500, respectively (reported as advances from related parties on the balance sheet). Total advances from related parties at December 31, 2013 and 2012, were $20,665 and $17,165, respectively. Advances from related parties are non-interest bearing and payable on demand.

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

Item 8. Financial Statements.

The following financial statements are included in this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Plata Resources, Inc.

We have audited the accompanying balance sheets of Plata Resources, Inc. (“the Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 27, 2015

PLATA RESOURCES, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$369

TOTAL CURRENT ASSETS	$-	$369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$21,506	$10,114
Advances from related parties	20,665	17,165

TOTAL CURRENT LIABILITIES	42,171	27,279

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding 750,000,000 shares authorized, at $0.001 par value
63,800,000 shares of common stock issued and outstanding at December 31, 2013 and 2012	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated Deficit	(147,871)	(132,610)

TOTAL STOCKHOLDERS’ DEFICIENCY	(42,171)	(26,910)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$369

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	15,261	16,368
Total Operating Expenses	15,261	16,368

OTHER (INCOME)
Forgiveness of debt income	-	(6,992)

NET LOSS	$(15,261)	$(9,376)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	63,800,000	63,800,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Number of common shares	Stock Amount	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, January 1, 2012	63,800,000	63,800	41,900	(123,234)	(17,534)
Net loss for the year ended December 31, 2012	-	-	-	(9,376)	(9,376)
Balance, December 31, 2012	63,800,000	63,800	41,900	(132,610)	(26,910)
Net loss for the year ended December 31, 2013	-	-	-	(15,261)	(15,261)
Balance, December 31, 2013	63,800,000	$63,800	$41,900	$(147,871)	$(42,171)

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2013	Year ended December 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$(15,261)	$(9,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt income	-	(6,992)
Expenses paid by officers	3,500	4,630
Changes in operating assets and liabilities:
Changes in accounts payables	11,392	(11,738)
NET CASH USED IN OPERATING ACTIVITIES	(369)	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

NE NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(369)	-

CASH AT BEGINNING OF PERIOD	369	369

CASH AT END OF PERIOD	$-	$369

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The Company, Plata Resources, Inc., was incorporated under the laws of the State of Nevada on July 17, 2007 with the authorized capital stock of 750,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $147,871. As at December 31, 2013, the Company has a working capital deficit of $42,171. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of December 31, 2013 and 2012, there were no dilutive common stock equivalents outstanding.

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

Year End	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$15,120	2027	$5,141	$(5,141)	$-
2008	43,931	2028	14,937	(14,937)	-
2009	28,406	2029	9,658	(9,658)	-
2010	20,448	2030	6,952	(6,952)	-
2011	15,329	2031	5,212	(5,212)	-
2012	9,376	2032	3,188	(3,188)	-
2013	15,261	2033	5,189	(5,189)	-

	$147,871		$50,277	$(50,277)	$-

The total valuation allowance as of December 31, 2013 was $50,277, which increased by $5,189 for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2013, and 2012 and no interest or penalties have been accrued as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carry forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy.

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended December 31, 2013 and December 31, 2012 the Company incurred no advertising expenses.

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

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s two directors have acquired 56% of the common stock issued and outstanding. During the years ended December 31, 2013 and 2012, the Company’s two directors paid expenses on behalf of the Company of $4,630 and 3,500, respectively (reported as advances from related parties on the balance sheet). Total advances from related parties at December 31, 2013 and 2012, were $20,665 and $17,165, respectively. Advances from related parties are non-interest bearing and payable on demand.

NOTE 6 – CAPITAL STOCK

On September 18, 2007, the Company completed a private placement consisting of 40,000,000 post-split common shares sold to the directors and officers for a total consideration of $2,000. On October 31, 2007, the Company completed a private placement of 23,800,000 post-split common shares for a total consideration of $59,500.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer and our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2013 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President and principle executive officer and our principal financial officer, concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of December 31, 2013.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd. Pasig City 1300 Philippines	38	Chief Executive Officer and President

Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	34	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

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

None of our officers and directors work full time for our company. Dexter Caliso spends approximately 4 to 5 hours a week on administrative and accounting matters. With recent preparation of the 10-Ks Dexter Caliso’s time on Plata’s affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Presentacion Coranes spends approximately 4 to 5 hours per month on corporate matters.

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

Item 11. Executive Compensation.

We have not paid any executive compensation during the five year period as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation
	Annual Compensation			Award		Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Dexter R. Caliso Principal Executive Officer, President and Director	2009 2010 2011 2012 2013	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Presentacion A. Coranes Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2009 2010 2011 2012 2013	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

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

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

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

Activities since Inception

Our President, Dexter Caliso, arranged for incorporation of our company, subscribed for shares to provide initial working capital, and identified the Bontoc Claim, arranged for its acquisition, commissioned a geological report on the Bontoc Claim obtaining the assistance of professionals as needed. Mr. Caliso has coordinated preparation of our effective registration statement and has principal responsibility for preparation of our periodic reports and all other matters normally performed by an executive officer. He was instrumental in identifying investors to participate in the private placement closed on October 31, 2007 and in administrating the Company during its application for a quotation on the OTC Bulletin Board.

 Our Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer, Presentacion Coranes, assisted in identifying investors to participate in the private placement closed on October 31, 2007 and also assisted in preparation of our effective registration statement and subsequent filings with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 17, 2015, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed	%

Common	Dexter R. Caliso 658 Pasay Blvd. Pasig City, 1300 Philippines	21,600,000	33.8

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	14,400,000	22.6

Common	Ownership of all directors and officers	36,000,000	56.4

(1)	As of March 17[MS7] , 2015, there were 63,800,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Other than Dexter Caliso and Presentacion Coranes, Plata does not know of any other shareholder who has more than 5 percent of the issued shares other than Ernesto Aguado who has 6,300,000 common shares; being 9.9% of the issued and outstanding shares.

This number of post split common shares that could presently be sold under Rule 144 is 360,000; being the above noted shares held by Dexter Caliso and Presentacion Coranes; which bear a restrictive legend on each certificate.

Even with the sale of post split 27,800,000 common shares held by Dexter Caliso and Presentacion Coranes which were qualified under our registration statement, they will retain voting control over the number of shares issued and outstanding.

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

Transfer Agent

On December 31, 2014, we engaged the services of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd., Salt Lake City, Utah, 84121 to act as transfer and registrar.

Market Information

At the present time, our shares are quoted on the OTCBB but have not traded for a period of time mainly due to the Company being deficient in its filing requirements.

Holders

Including its two officers and directors, Plata has 11 shareholders as of the date of this Form 10-K.

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

Transactions with Promoters

The Company does not have promoters, other than our two directors and officers, and have no transactions with any promoters.

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

Item 14. Principal Accounting Fees and Services.

1) Audit Fees

The aggregate fees billed by the independent registered accountants for the years ended December 31, 2013 and 2012 were $8,300 and $6,450, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Plata’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in December 31, 2013 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to December 31, 2013 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Plata nor to make any pre-approval policies meaningful. Once Plata has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

3 (i)	Articles of Incorporation (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, RegistrationNo. 333-148984)

3 (ii)	By-laws (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata’s Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

23.1	Consent of Sadler Gibb & Associates.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC. (Registrant)

By:	/s/ Dexter R. Caliso
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: April 1, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dexter R. Caliso
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: April 1, 2015

By:	/s/ Presentacion A. Coranes
Presentacion A. Coranes
Chief Accounting Officer, Chief Financial Officer,
Secretary/Treasurer and Director

Date: April 1, 2015

