Form 10-Q
period 2014-06-30
Plata Resources, Inc.
filed 2015-04-20
CIK 1424151

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ________ to ________

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

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Plata Resources, Inc. at June 30, 2014 (with comparative figures as at December 31, 2013) and the condensed statements of operations for the three and six months ended June 30, 2014 and 2013 and the condensed statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

PLATA RESOURCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$16,230	$21,506
Advances from related parties	27,341	20,665

TOTAL CURRENT LIABILITIES	43,571	42,171

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding 750,000,000 shares authorized, at $0.001 par value 63,800,000 shares issued and outstanding (December 31, 2013 – 63,800,000)	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated deficit	(149,271)	(147,871)

TOTAL STOCKHOLDERS’ DEFICIENCY	(43,571)	(42,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

EXPENSES
General and administrative	1,400	2,837	1,400	10,963
Total Operating Expenses	1,400	2,837	1,400	10.963

NET LOSS	$(1,400)	$(2,837)	$(1,400)	$(10,963)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(1,400)	$(10,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by officers	6,676	3,500
Changes in operating assets and liabilities:
Accounts payable	(5,276)	7,094

NET CASH USED IN OPERATING ACTIVITIES	-	(369)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	-	(369)

CASH AT BEGINNING OF PERIOD	-	369

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $149,271. As of June 30, 2014, the Company has a working capital deficit of $43,571. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of June 30, 2014 and 2013, there were no dilutive common stock equivalents outstanding.

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

June 30, 2014 (Unaudited)

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

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC 720. The Company expenses advertising costs as incurred. For the periods ended June 30, 2014 and June 30, 2013, the Company incurred no advertising expenses.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

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

June 30, 2014 (Unaudited)

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s two directors have acquired 56% of the common stock issued and outstanding. During the six months ended June 30, 2014 and 2013, the Company’s two directors paid expenses on behalf of the Company of $6,676 and $3,500, respectively (reported as advances from related parties on the balance sheet). Advances from related parties are non-interest bearing and payable on demand.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had $0 in cash as compared to $0 in cash at December 31, 2013. Plata Resources has had no revenue since inception and its accumulated deficit is $149,271. To date, Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $34,026 will be required over the next twelve months to pay for such expenses as bookkeeping $3,640, work undertaken by the independent accountant $5,700, Edgar fees $1,680, office and miscellaneous $500, payments to the transfer agent for annual fees and issuance of shares $1,000 and payment to third party creditors in the amount of $21,506. At present, we have insufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. Our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2014 we had no revenue. Expenses for this period totaled $1,400 as compared to expenses for the three month period ended June 30, 2013 of $2,837 resulting in a net loss of $1,400 for the three month period ended June 30, 2014 as compared to a net loss of $2,837 for the three month period ended June 30, 2013. The net loss for the three months ended June 30, 2014, was the result of general and administrative expenses totaling $1,400 as compared to general and administrative expenses of $2,837 for the three months ended June 30, 2013.

For the six month period ended June 30, 2014 we had no revenue. Expenses for this period totaled $1,400 as compared to expenses for the six month period ended June 30, 2013 of $8,126 resulting in a net loss of $1,400 for the six month period ended June 30, 2014 as compared to a net loss of $8,126 for the six month period ended June 30, 2013. The net loss for the period was a result of General and administrative expenses totaling $1,400 as compared to General and administrative expenses of $8,126 for the six months ended June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of June 30, 2014, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

On November 23, 2014, the directors approved the cancellation of a stock dividend in the amount of 127,600,000 common shares which were issued on March 6, 2012 in error.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Plata Resources, Inc Registration Statement on Form SB-2 filed on February 1, 2008, Registration No.333-148984)

3(ii)	By-laws (incorporated by reference from Plata Resources, Inc. Registration Statement on Form SB-2 filed on February 1, 2008, Registration No. 333-148984)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101.	INS XBRL Instance Document (*)

101	SCH XBRL Taxonomy Extension Schema Document (*)

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101	LAB XBRL Taxonomy Extension Labels Linkbase Document (*)

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

 _____

(*) Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATA RESOURCES, INC. (Registrant)

Date: April 20, 2015	By:	/s/ Dexter R. Caliso
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: April 20, 2015	By:	/s/ Presentacion A. Coranes
Presentacion A. Coranes
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

