Form 10-K
period 2014-12-31
Plata Resources, Inc.
filed 2015-04-20
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. March 31, 2015: 63,800,000 common shares.

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

- ☐ City of Bontoc
- ☆ Bontoc Gold Claim
- River
- ◯ Lagawe Gold Claim
- Road System

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future. As of December 31, 2014, the Company had 11 shareholders; two of these shareholders are an officers and director of the Company.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since the Company’s inception.

There are no outstanding warrants or conversion privileges for the Company’s shares.

Item 6. Selected Financial Data.

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

Our auditor’s report on our December 31, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2014 Audited Financial Statements - Report of Independent Registered Accounting Firm.”

As of December 31, 2014, Plata Resources had prepaid expense of $5,000, as compared to $0 prepaid expense as of December 31, 2013. As of December 31, 2014, total liabilities were $48,571 comprised of Accounts payable of $16,230 and Advances from related parties of $32,341 as compared to total liabilities of $42,171 comprised of Accounts payable of $21,506 and Advances from related parties of $20,665 for the period ended December 31, 2013. Having no cash at the present will not allow us to pay any of our creditors. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.

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

The Company did not generate any revenue during the fiscal year ended December 31, 2014 and has not generated revenue since inception.

Total operating expenses for the fiscal year ended December 31, 2014 were $1,400 resulting in a net loss of $1,400, as compared to total operating expenses of $15,261 resulting in a net loss of $15,261, for the period ended December 31, 2013.

The Company’s two directors have acquired 56% of the common stock issued and outstanding. During the years ended December 31, 2014 and 2013, the Company’s two directors paid expenses on behalf of the Company of $11,676 and 3,500, respectively (reported as advances from related parties on the balance sheet). Total advances from related parties at December 31, 2014 and 2013, were $32,341 and $20,665, respectively. Advances from related parties are non-interest bearing and payable on demand.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included in this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Plata Resources, Inc.

We have audited the accompanying balance sheets of Plata Resources, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2015

PLATA RESOURCES, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expense	5,000

TOTAL CURRENT ASSETS	$5,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$16,230	$21,506
Advances from related parties	32,341	20,665

TOTAL CURRENT LIABILITIES	48,571	42,171

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par value
63,800,000 shares of common stock issued and outstanding (December 31, 2013 –63,800,000)	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated Deficit	(149,271)	(147,871)

TOTAL STOCKHOLDERS’ DEFICIENCY	(43,571)	(42,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,000	$-

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

 STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013

REVENUE	$-	-

OPERATING EXPENSES
General and administrative	1,400	15,261
Total Operating Expenses	1,400	15,261

NET LOSS	$(1,400)	(15,261)

BASIC AND DILUTIVE LOSS PER COMMON SHARE	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	63,800,000	63,800,000

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Number of common shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2013	63,800,000	63,800	41,900	(132,610)	(26,910)
Net loss for the year ended December 31, 2013	-	-	-	(15,261)	(15,261)
Balance, December 31, 2013	63,800,000	63,800	41,900	(147,871)	(42,171)
Net loss for the year ended December 31, 2014	-	-	-	(1,400)	(1,400)
Balance, December 31, 2014	63,800,000	$63,800	$41,900	$(149,271)	$(43,571)

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(1,400)	$(15,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by officers	11,676	3,500
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-
Accounts payable	(5,276)	11,392
NET CASH USED IN OPERATING ACTIVITIES	-	(369)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	(369)

CASH AT BEGINNING OF PERIOD	-	369

CASH AT END OF PERIOD	$-	-

The accompanying notes are an integral part of these financial statements.

PLATA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $149,271. As at December 31, 2014, the Company has a working capital deficit of $43,571. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of December 31, 2014 and 2013, there were no dilutive common stock equivalents outstanding.

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

Year End	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$15,120	2027	$5,141	$(5,141)	$-
2008	43,931	2028	14,937	(14,937)	-
2009	28,406	2029	9,658	(9,658)	-
2010	20,448	2030	6,952	(6,952)	-
2011	15,329	2031	5,212	(5,212)	-
2012	9,376	2032	3,188	(3,188)	-
2013	15,261	2033	5,189	(5,189)	-
2014	1,400	2034	476	(476)	-

	$149,271		$50,753	$(50,753)	$-

The total valuation allowance as of December 31, 2014 was $50,753, which increased by $476 for the year ended December 31, 2014.

As of December 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2014, and 2013 and no interest or penalties have been accrued as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carry forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration in ASC 360-10-35-17 if events or circumstances indicate that heir carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment of Disposal of Long-Lived Assets.

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

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended December 31, 2014 and December 31, 2013 the Company incurred no advertising expenses.

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

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s two directors have acquired 56% of the common stock issued and outstanding. During the years ended December 31, 2014 and 2013, the Company’s two directors paid expenses on behalf of the Company of $11,676 and $3,500, respectively (reported as advances from related parties on the balance sheet). Total advances from related parties at December 31, 2014 and 2013, were $32,341 and $20,665, respectively. Advances from related parties are non-interest bearing and payable on demand.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2014 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President and principle executive officer and our principal financial officer, concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of December 31, 2014.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd. Pasig City 1300 Philippines	39	Chief Executive Officer and President

Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	35	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

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

Item 11. Executive Compensation.

We have not paid any executive compensation during the five year period as can be noted from the following summary:

Summary Compensation Table

						Long Term Compensation
Annual Compensation				Award		Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Dexter R. Caliso	2010	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive	2011	-0-	-0-	-0-	-0-	-0-	-0-
Officer, President	2012	-0-	-0-	-0-	-0-	-0-	-0-
and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-

Presentacion A.	2010	-0-	-0-	-0-	-0-	-0-	-0-
Coranes	2011	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer,	2012	-0-	-0-	-0-	-0-	-0-	-0-
Principal Accounting Officer, Secretary Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-
and Director	2014	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 8, 2015, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed	%

Common	Dexter R. Caliso 658 Pasay Blvd. Pasig City, 1300 Philippines	21,600,000	33.8

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	14,400,000	22.6

Common	Ownership of all directors and officers	36,000,000	56.4

______________

(1)	As of April 8, 2015, there were 63,800,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Item 14. Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2014 and 2013 were $7,700 and $8,300, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Plata’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in December 31, 2014 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to December 31, 2014 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

