Form 10-Q
period 2015-06-30
Plata Resources, Inc.
filed 2015-08-13
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ___________ to ___________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

August 12, 2015: 63,800,000 common shares

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Plata Resources, Inc. at June 30, 2015 (with comparative figures as at December 31, 2014) and the condensed statements of operations for the three and six months ended June 30, 2015 and 2014 and the condensed statements of cash flows for the six months ended June 30, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

PLATA RESOURCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expense	$-	$5,000

TOTAL CURRENT ASSETS	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$24,086	$16,230
Advances from related parties	54,701	32,341

TOTAL CURRENT LIABILITIES	78,787	48,571

STOCKHOLDERS’ DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par value
63,800,000 shares issued and outstanding (December 31, 2014 - 63,800,000)	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated deficit	(184,487)	(149,271)

TOTAL STOCKHOLDERS’ DEFICIENCY	(78,787)	(43,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$5,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

REVENUE	$-	$-	$-	$-

EXPENSES

General and Administrative Expenses	15,048	1,400	35,216	1,400

Total Operating Expenses	15,048	1,400	35,216	1,400

NET LOSS	$(15,048)	$(1,400)	$(35,216)	$(1,400)

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$(35,216)	$(1,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by officers	22,360	6,676
Changes in operating assets and liabilities:
Prepaid expenses	5,000
Accounts payable	7,856	(5,276)

NET CASH USED IN OPERATING ACTIVITIES	-	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 - GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $184,487. As of June 30, 2015, the Company has a working capital deficit of $78,787. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of June 30, 2015 and 2014, there were no dilutive common stock equivalents outstanding.

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC 720. The Company expenses advertising costs as incurred. For the periods ended June 30, 2015 and June 30, 2014, the Company incurred no advertising expenses.

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

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s two directors have acquired 56% of the common stock issued and outstanding. During the six months ended June 30, 2015 and 2014, the Company’s two directors paid expenses on behalf of the Company of $22,360 and $6,676, respectively (reported as advances from related parties on the balance sheet). Advances from related parties are non-interest bearing and payable on demand.

NOTE 6 - CAPITAL STOCK

On November 23, 2014, the directors approved the cancellation of a stock dividend in the amount of 127,600,000 common shares, which were issued on March 6, 2012, in error. All share capital amounts have been retroactively restated to reflect this cancellation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10- Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

We shall continue to be deemed an emerging growth company until the earliest of-

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

We were incorporated on July 17, 2007 under the laws of the State of Nevada. We are engaged in the search of mineral deposits or reserves but are not in either the development or production stage. It might take us years before we are able to be in either the development or production stage and the chances are that we might never be in either of these two stages. Our mineral property is called the Bontoc Gold Claim (the “Bontoc Claim”) and is located in the Philippines. We own 100% of the Bontoc Claim. It consists of one - 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

We have no revenue, have achieved losses since inception, have no operations and have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel: 632-886-788) and our registered statutory office is located at Suite 129 - 123 W Nye Lane, Carson City, Nevada, 89706.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had $0 in cash as compared to $0 in cash at December 31, 2014. Plata Resources has had no revenue since inception and its accumulated deficit is $184,487. To date, Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $39,201 will be required over the next twelve months to pay for such expenses as bookkeeping $4,935, work undertaken by the independent accountant $7,000, Edgar fees $1,680, office and miscellaneous $500, payments to the transfer agent for annual fees and issuance of shares $1,000 and payment to third party creditors in the amount of $24,086. At present, we have insufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. Our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 and 2014

For the three month period ended June 30, 2015 we had no revenue. Expenses for this period totaled $15,048 as compared to expenses for the three month period ended June 30, 2014 of $1,400 resulting in a net loss of $15,048 for the three month period ended June 30, 2015 as compared to a net loss of $1,400 for the three month period ended June 30, 2014. The net loss for the three months ended June 30, 2015, was the result of general and administrative expenses totaling $15,048 as compared to general and administrative expenses of $1,400 for the three months ended June 30, 2014. For the three months ended June 30, 2015, the Company incurred legal and professional fees to catch up the Company’s reporting obligations with the SEC and to apply for DTC eligibility. There were no related expenses in the prior comparable period.

Six months ended June 30, 2015 and 2014

For the six month period ended June 30, 2015 we had no revenue. Expenses for this period totaled $35,216 as compared to expenses for the six month period ended June 30, 2014 of $1,400 resulting in a net loss of $35,216 for the six month period ended June 30, 2015 as compared to a net loss of $1,400 for the six month period ended June 30, 2014. The net loss for the six months ended June 30, 2015, was the result of general and administrative expenses totaling $35,216 as compared to general and administrative expenses of $1,400 for the six months ended June 30, 2014. For the six months ended June 30, 2015, the Company incurred legal and professional fees to catch up the Company’s reporting obligations with the SEC and to apply for DTC eligibility. There were no related expenses in the prior comparable period.

Our Mineral Property

Plata has purchased a 100% interest in the Bontoc Claim. Our claim consists of one - 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of June 30, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sale of Equity Shares and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure

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

PLATA RESOURCES, INC.
(Registrant)

Date: August 12, 2015	By:	/s/ Dexter R. Caliso
DEXTER R. CALISO Chief Executive Officer, President and Director

Date: August 12, 2015	By:	/s/ Presentacion A. Coranes
PRESENTACION A. CORANES Chief Financial Officer, Chief Accounting Officer, Secretary and Director

