Form 10-Q
period 2015-09-30
Plata Resources, Inc.
filed 2015-11-12
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ____________ to ____________

Commission File number 333-148984

PLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3267338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manila, Philippines

(Address of principal executive offices)

632-886-788

(Registrant's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

November 12, 2015: 63,800,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Plata Resources, Inc. at September 30, 2015 (with comparative figures as at December 31, 2014) and the condensed statements of operations and cash flows for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

PLATA RESOURCES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expense	$-	$5,000

TOTAL CURRENT ASSETS	$-	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$24,897	$16,230
Advances from related parties	56,970	32,341

TOTAL CURRENT LIABILITIES	81,867	48,571

STOCKHOLDERS' DEFICIENCY

Common stock Issued and outstanding 750,000,000 shares authorized, at $0.001 par value 63,800,000 shares issued and outstanding (December 31, 2014 – 63,800,000)	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated deficit	(187,567)	(149,271)

TOTAL STOCKHOLDERS' DEFICIENCY	(81,867)	(43,571)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$5,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

REVENUE	$-	$-	$-	$-

EXPENSES

General and Administrative Expenses	3,080	-	38,296	1,400

Total Operating Expenses	3,080	-	38,296	1,400

NET LOSS	$(3,080)	$-	$(38,296)	$(1,400)

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	63,800,000	63,800,000	63,800,000	63,800,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$(38,296)	$(1,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by officers	24,629	6,676
Changes in operating assets and liabilities:
Prepaid expenses	5,000
Accounts payable	8,667	(5,276)

NET CASH USED IN OPERATING ACTIVITIES	-	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $187,567. As of September 30, 2015, the Company has a working capital deficit of $81,867. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of September 30, 2015 and 2014, there were no dilutive common stock equivalents outstanding.

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

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company's functional and reporting currency. Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC 720. The Company expenses advertising costs as incurred. For the periods ended September 30, 2015 and September 30, 2014, the Company incurred no advertising expenses.

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

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company's two directors have acquired 56% of the common stock issued and outstanding. During the nine months ended September 30, 2015 and 2014, the Company's two directors paid expenses on behalf of the Company of $24,629 and $6,676, respectively (reported as advances from related parties on the balance sheet). Advances from related parties are non-interest bearing and payable on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the information contained in the financial statements of Plata Resources, Inc. ("Plata" "We" or the "Company") and the notes which form an integral part of the financial statements which are attached hereto.

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

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

We were incorporated on July 17, 2007 under the laws of the State of Nevada. We are engaged in the search of mineral deposits or reserves but are not in either the development or production stage. It might take us years before we are able to be in either the development or production stage and the chances are that we might never be in either of these two stages. Our mineral property is called the Bontoc Gold Claim (the "Bontoc Claim") and is located in the Philippines. We own 100% of the Bontoc Claim. It consists of one – 9 unit claim block containing 102.5 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

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

Plata Resources presently has minimal day-to-day operations; mainly comprising the maintaining of the Bontoc Claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the "SEC") as required.

Our Company does not have any subsidiaries. Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had $0 in cash as compared to $0 in cash at December 31, 2014. Plata Resources has had no revenue since inception and its accumulated deficit is $187,567. To date, Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $40,012 will be required over the next twelve months to pay for such expenses as bookkeeping $4,935, work undertaken by the independent accountant $7,000, Edgar fees $1,680, office and miscellaneous $500, payments to the transfer agent for annual fees and issuance of shares $1,000 and payment to third party creditors in the amount of $24,897. At present, we have insufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. Our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 and 2014

For the three month period ended September 30, 2015 we had no revenue. Expenses for this period totaled $3,080 as compared to expenses for the three month period ended September 30, 2014 of $0 resulting in a net loss of $3,080 for the three month period ended September 30, 2015 as compared to a net loss of $0 for the three month period ended September 30, 2014. The net loss for the three months ended September 30, 2015, was the result of general and administrative expenses totaling $3,080 as compared to general and administrative expenses of $0 for the three months ended September 30, 2014. For the three months ended September 30, 2015, the Company incurred professional fees associated with its reporting obligations with the SEC. There were no related expenses in the prior comparable period.

Nine months ended September 30, 2015 and 2014

For the nine month period ended September 30, 2015 we had no revenue. Expenses for this period totaled $38,296 as compared to expenses for the nine month period ended September 30, 2014 of $1,400 resulting in a net loss of $38,296 for the nine month period ended September 30, 2015 as compared to a net loss of $1,400 for the nine month period ended September 30, 2014. The net loss for the nine months ended September 30, 2015, was the result of general and administrative expenses totaling $38,296 as compared to general and administrative expenses of $1,400 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the Company incurred legal and professional fees to catch up the Company's reporting obligations with the SEC and to apply for DTC eligibility. There were no related expenses in the prior comparable period.

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

Description and Location

Bontoc Claim consists of 1 unpatented mineral claim, located 23 kilometers Southeast of the city of Bontoc at UTM co-ordinates Latitude 17°07'00"N and Longitude 120°58'00"E. The mineral claim was assigned to Plata by Castillo Explorations LLC and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.

Accessibility, Climate, Local Resources, Infrastructure and Topography

Bontoc Gold Claim is accessible from the city of Bontoc by traveling on the country's only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. The province is nestled deep in the Cordillera mountain range. Landlocked, it is bounded by the mountains of Benguet on the west and those of the Mountain Province in the north. The terrain is mountainous, sloping into gently rolling hills and plateaus. Its mountain ranges reach an elevation of 2,523 meters above sea level. V-shaped gullies, creeks, streams and U-shaped rivers drain through the valleys. It is the premier mining district. Some 80% of the total Philippine gold production comes from the Cordillera.

The Philippines is situated between 5 and 22 degrees North latitude. This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December. Annual rainfall is approximately 1.5 meters. Due to the steep, deforested, mountains on average 60 percent of the rainwater runs off fast to the sea. The remaining 40 percent partly evaporates and partly seeps through to the island's underground water aquifier.

 Bontoc has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Bontoc.

History

Deposits of shell and eroded sand formed the basis for the limestone, which makes up most of Philippines. This limestone was, over the ages, pushed upwards, making it possible to find today sea fossils high in the country's mountains. This pushing up continues today. It is caused by the fact that the Philippine Plate, on which most of the country lies, is slowly diving under the Eurasian Plate of the mainland of Asia.

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

The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, -pyrrhotite.

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

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on the Bontoc Claim. It is the directors' intention to engage the services of Geraldo Peralta, Professional Engineer, if he is available when needed, to supervise Phase I of our exploration program. If Mr. Peralta is not available the directors will attempt to locate another geologist to supervise the exploration program.

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

Public Market for Common Stock

Our shares are currently quoted on the OTC Bulletin Board ("OTCBB"). In order to remain on the OTCBB we must adhere to the rules and regulations of the OTCBB and the SEC.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

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

A person who is an affiliate and who has beneficially owned shares of a company's common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015 (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of September 30, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which Plata Resources is a party, or to which the Bontoc Claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

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

PLATA RESOURCES, INC.
(Registrant)

Date: November 12, 2015	By:	/s/ "Dexter R. Caliso"
DEXTER R. CALISO
Chief Executive Officer, President and Director

Date: November 12, 2015	By:	/s/ "Presentacion A. Coranes"
PRESENTACION A. CORANES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

