Form 10-K
period 2015-12-31
Plata Resources, Inc.
filed 2016-03-28
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

000-53207
(Commission File Number)

PLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3267338
(I.R.S. Employer Identification No.)

2911 Park Avenue, Pasay City, Metro Manilla, Philippines
(Address of principal executive offices)	(Zip Code)

63-632-886-788
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was $280,720.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. March 21, 2016: 63,800,000 common shares.

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

We have no revenue, have incurred losses since inception, have no operations and have relied upon the sale of our securities and advances from our officers and directors to fund our operations.

Our administrative office is located at 2911 Park Avenue, Pasay City, Metro Manila, Philippines (Tel: 632-886-788) and our registered statutory office is located at the offices of American Corporate Enterprises, Inc., Suite 12, 123 W. Nye Lane, Carson City, Nevada, 89706.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

On August 1, 2007, we purchased the Bontoc Claim for $5,000 from Castillo Explorations LLC, an unrelated company incorporate in the Republic of the Philippines, whereby we obtained a 100% interest in the Bontoc Claim. The Bontoc Claim upon purchase was free and clear of any and all charges, encumbrances, or liens of any nature of kind whatsoever. There is no requirement under Philippine mineral law to spend any money on the Bontoc Claim to maintain our interest therein. Nevertheless, it is the intention of Plata to undertake an exploration program by the end of 2016 as set forth by Geraldo Peralta in his geological report dated August 16, 2007 as more fully mentioned below.

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

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this prospectus. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

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

Our sole mineral property is:

Bontoc Gold Claim

Upon acquiring the Bontoc Claim, Plata commissioned Geraldo Peralta, Professional Geolgoist, 101 Boni Serrano Avenue, Quezon City, Philippines to prepare a geological report on the Bontoc Claim and recommend an exploration program thereon. Mr. Peralta is a graduate of the University of Western Australia with a Bachelor of Science degree in Geology (1979) and a Masters of Science (1984 from the same University. He is a member of the Geological Society of the Philippines. He has worked for over 30 years as a Geologist. He has worked as a Geological Consultant for companies such as Altai Resources Inc., Mindanao Mining and Abralti Mining Ltd. and has consulted for several other companies around the world writing reports for their use and is therefore qualified to write our report and recommend the proposed exploration program and budget. In preparing the "Summary of Exploration on the Bontoc Property, Philippines" ("Summary") dated August 16, 2007 Mr. Peralta visited the Bontoc on August 6 and 8 of 2007. At that time, he was able to interview field party personnel who were working near the Bontoc Claim. He has had no prior involvement with the Bontoc Claim and has read Instrument and Form 43-101 F1 prior to preparing the Summary so that it is in compliance with the requirements of Form 43-101 F1 as required by Philippine mining law.

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

Lagawe Gold Claim

Road System

2 inches = 23km

Accessibility, Climate, Local Resources, Infrastructure and Topography

Bontoc Gold Claim is accessible from city of Bontoc by traveling on the country's only highway system which for the most part consists of one lane in each direction and by taking an all-weather gravel road. The province is nestled deep in the Cordillera mountain range. Landlocked, it is bounded by the mountains of Benguet on the west and those of the Mountain Province in the north. The terrain is mountainous, sloping into gently rolling hills and plateaus. Its mountain ranges reach an elevation of 2,523 meter above sea level. V-shaped gullies, creeks, streams and U-shaped rivers drain through the valleys. It is the premier mining district. Some 80% of the total Philippine gold production comes from the Cordillera.

The Philippines is situated between 5 and 22 degrees North latitude. This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December. Annual rainfall is approximately 1.5 meters. Due to the steep, deforested, mountains on average 60 percent of the rainwater runs off fast to the sea. The remaining 40 percent partly evaporates partly seeps through to the island's underground water aquifer.

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

Item 3. Legal Proceedings.

There are no legal proceedings to which the Company is a party or to which the Bontoc Gold Claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since inception, there has been no trading in the Company's shares although it is currently listed on the OTCBB and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future. As of December 31, 2015, the Company had 11 shareholders; two of these shareholders are an officers and director of the Company.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since the Company's inception.

There are no outstanding warrants or conversion privileges for the Company's shares.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our December 31, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "December 31, 2015 Audited Financial Statements - Report of Independent Registered Accounting Firm."

As of December 31, 2015, the prepaid expenses were $-0- as compared to the prepaid expenses at December 31, 2014 of $5,000. As of December 31, 2015, total liabilities were $85,417 comprised of Accounts payable of $25,947 and Advances from related parties of $59,470 as compared to total liabilities of $48,571 comprised of Accounts payable of $16,230 and Advances from related parties of $32,341 for the period ended December 31, 2014. Having no cash at the present will not allow us to pay any of our creditors. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.

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

The Company did not generate any revenue during the fiscal year ended December 31, 2015 and has not generated revenue since inception.

Total operating expenses for the fiscal year ended December 31, 2015 were $41,846 resulting in a net loss of $41,846, as compared to total operating expenses of $1,400 resulting in a net loss of $1,400, for the period ended December 31, 2014.

The Company's two directors have acquired 56% of the common stock issued and outstanding. During the years ended December 31, 2015 and 2014, the Company's two directors paid expenses on behalf of the Company of $27,129 and $11,676, respectively (reported as advances from related parties on the balance sheet). Advances from related parties are non-interest bearing and payable on demand.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included in this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plata Resources, Inc.

We have audited the accompanying balance sheets of Plata Resources, Inc. ("the Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the two year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Plata Resources, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 21, 2016

F-1

PLATA RESOURCES, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$-	-
Prepaid expense	-	5,000

TOTAL CURRENT ASSETS	$-	5,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$25,947	16,230
Advances from related parties	59,470	32,341

TOTAL CURRENT LIABILITIES	85,417	48,571

STOCKHOLDERS' DEFICIENCY
Common stock
Issued and outstanding
750,000,000 shares authorized, at $0.001 par value
63,800,000 shares of common stock issued and outstanding (December 31, 2014 –63,800,000)	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated Deficit	(191,117)	(149,271)

TOTAL STOCKHOLDERS' DEFICIENCY	(85,417)	(43,571)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	5,000

The accompanying notes are an integral part of these financial statements.

F-2

PLATA RESOURCES, INC.

 STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	41,846	1,400
Total Operating Expenses	41,846	1,400

NET LOSS	$(41,846)	$(1,400)

BASIC AND DILUTIVE LOSS PER COMMON SHARE	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	63,800,000	63,800,000

The accompanying notes are an integral part of these financial statements.

F-3

PLATA RESOURCES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Number of common shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2014	63,800,000	63,800	41,900	(147,871)	(42,171)
Net loss for the year ended December 31, 2014	-	-	-	(1,400)	(1,400)
Balance, December 31, 2014	63,800,000	$63,800	$41,900	$(149,271)	$(43,571)
Net loss for the year ended December 31, 2015	-	-	-	(41,846)	(41,846)
Balance. December 31, 2015	63,800,000	$63,800	$41,900	(191,117)	(85,417)

The accompanying notes are an integral part of these financial statements.

F-4

PLATA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year ended December 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(41,846)	(1,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by officers	27,129	11,676
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(5,000)
Accounts payable	9,717	(5,276)
NET CASH USED IN OPERATING ACTIVITIES	-	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	-

The accompanying notes are an integral part of these financial statements.

F-5

PLATA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $191,117. As at December 31, 2015, the Company has a working capital deficit of $85,417. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of December 31, 2015 and 2014, there were no dilutive common stock equivalents outstanding.

F-6

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

Year End	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$15,120	2027	$5,141	$(5,141)	$-
2008	43,931	2028	14,937	(14,937)	-
2009	28,406	2029	9,658	(9,658)	-
2010	20,448	2030	6,952	(6,952)	-
2011	15,329	2031	5,212	(5,212)	-
2012	9,376	2032	3,188	(3,188)	-
2013	15,261	2033	5,189	(5,189)	-
2014	1,400	2034	476	(476)	-
2015	41,846	2035	14,228	(14,228)	-

	$191,117		$64,981	$(64,981)	$-

The total valuation allowance as of December 31, 2015 was $64,981, which increased by $14,228 for the year ended December 31, 2015.

As of December 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015, and 2014 and no interest or penalties have been accrued as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carry forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

F-7

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

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended December 31, 2015 and December 31, 2014 the Company incurred no advertising expenses.

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

F-8

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

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company's two directors have acquired 56% of the common stock issued and outstanding. During the years ended December 31, 2015 and 2014, the Company's two directors paid expenses on behalf of the Company of $27,129 and $11,676, respectively (reported as advances from related parties on the balance sheet). Total advances from related parties at December 31, 2015 and 2014, were $59,470 and $32,341, respectively. Advances from related parties are non-interest bearing and payable on demand.

NOTE 5 – STOCKHOLDERS' DEFICIENCY

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

F-9

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer and our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Management's Annual Report on Internal Control Over Financial Reporting

As of December 31, 2015 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President and principle executive officer and our principal financial officer, concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of December 31, 2015.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dexter R. Caliso 658 Pasay Blvd. Pasig City 1300 Philippines	40	Chief Executive Officer and President

Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	36	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer

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

None of our officers and directors work full time for our company. Dexter Caliso spends approximately 4 to 5 hours a week on administrative and accounting matters. With recent preparation of the 10-Ks Dexter Caliso's time on Plata's affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Presentacion Coranes spends approximately 4 to 5 hours per month on corporate matters.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Audit Committee Charter of Plata sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company's accounting and reporting processes and the audits of the Company's financial statements.

Our Audit Committee is comprised of Dexter Caliso, our President and Chairman of the AuditCommittee, and Presentaction Coranes, our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Only Presentacion Coranes can be considered an "audit committee financial expert" as defined in Item 401 of Regulation S-B based on her prior training and present occupation.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on July 17, 2007, our Board has conducted its business entirely by consent resolutions and has not met, as such.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many functions that would otherwise require Plata to hire employees or outside consultants. We anticipate engaging the services of workers to assist in the exploration of the Bontoc Claim. Due to neither of our directors being a trained geologist, other than Dexter Caliso having a diploma in aerial mapping and surveying, Plata will use the services of Geraldo Peralta if he is available when needed. We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Bontoc claim by the end of 2016. Any field workers we engage will not be considered employees either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

Item 11. Executive Compensation.

We have not paid any executive compensation during the five year period as can be noted from the following summary:

Summary Compensation Table

						Long Term Compensation
Annual Compensation				Award		Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Dexter R. Caliso	2011	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive	2012	-0-	-0-	-0-	-0-	-0-	-0-
Officer, President	2013	-0-	-0-	-0-	-0-	-0-	-0-
and Director	2014	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-

Presentacion A.	2011	-0-	-0-	-0-	-0-	-0-	-0-
Coranes	2012	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer,	2013	-0-	-0-	-0-	-0-	-0-	-0-
Principal Accounting Officer,	2014	-0-	-0-	-0-	-0-	-0-	-0-
Secretary Treasurer and Director	2015	-0-	-0-	-0-	-0-	-0-	-0-

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

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 21, 2016, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class of Share	Name and address of Beneficial Owner (1)	Beneficially Owed	%

Common	Dexter R. Caliso 658 Pasay Blvd. Pasig City, 1300 Philippines	21,600,000	33.8

Common	Presentacion A. Coranes 2432 M. Dela Cruz Street Pasay City, Philippines	14,400,000	22.6

Common	Ownership of all directors and officers	36,000,000	56.4

______________

(1)	As of March 21, 2016, there were 63,800,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

(3)

These shares are restricted since they were issued in compliance with exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year the Dexter Caliso and Presentacion Coranes could sell 1% of the outstanding shares in Plata every three months. Therefore, these shares can be sold after the expiration of one year in compliance with provisions of Rule 144. The share certificates bear "stock transfer" instructions imprinted on the stock certificates themselves which restricts their sale other than in compliance with Rule 144.

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

Dividend Policy

As of the date of this Form 10-K, Plata has not paid any cash dividends to stockholders. The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is Plata's present intention not to pay any cash dividends in the near future.

Transfer Agent

On December 31, 2015, we engaged the services of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd., Salt Lake City, Utah, 84121 to act as transfer and registrar.

Market Information

At the present time, our shares are quoted on the OTCBB but have not traded for a period of time mainly due to the Company being previously deficient in its filing requirements.

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

On September 18, 2007 Plata issued to (i) our President, Chief Executive Officer and Director, Dexter Caliso, 24,000,000 post split common shares for total consideration of $1,200; and (ii) our Chief Financial Officer, Secretary-Treasurer and a Director, Presentacion Coranes, 16,000,000 post-split shares for total consideration of $800.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, will be responsible upon the effectiveness of this registration statement to file reports, proxy statements and other information with the SEC. Our reports, proxy statements and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street N.W., Washington, DC, 20549, at prescribed rates. The public may obtain information on the operations of the Public Reference Room by calling SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the SEC's Web sit is http://www.sec.gov.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on July 20, 2007, a Code of Business Ethics and Control for the Board of Directors (the "Code"). Plata's Code embodies our commitment to such ethical principles and sets forth the responsibilities of Plata and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Item 14. Principal Accounting Fees and Services.

1)	Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2015 and 2014 were $16,900 and $7,700, respectively.

(2)	Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Plata's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)	Tax Fees

The aggregate fees billed in December 31, 2015 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)	All Other Fees

During the period from inceptions to December 31, 2015 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)	Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Plata nor to make any pre-approval policies meaningful. Once Plata has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Plata's Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

3 (i)	Articles of Incorporation (incorporated by reference from Plata's Registration Statement on Form S-1 filed on February 1, 2008, RegistrationNo. 333-148984)

3 (ii)	By-laws (incorporated by reference from Plata's Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

4	Stock Specimen (incorporated by reference from Plata's Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Plata's Registration Statement on Form S-1 filed on February 1, 2008 Registration No. 333-148984)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATA RESOURCES, INC. (Registrant)

Date: March 21, 2016	By:	/s/ DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2016	By:	/s/ DEXTER R. CALISO
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: March 21, 2016	By:	/s/ PRESENTACION A. CORANES
Presentacion A. Coranes
Chief Accounting Officer, Chief Financial Officer,
Secretary/Treasurer and Director

