Form 10-Q
period 2016-03-31
Plata Resources, Inc.
filed 2016-05-10
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended: March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _______ to _______

Commission File number 000-53207

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

April 30, 2016: 63,800,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Plata Resources, Inc. at March 31, 2016 (with comparative figures as at December 31, 2015) and the condensed statements of operations and cash flows for the three months ended March 31, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

PLATA RESOURCES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$26,997	$25,947
Advances from related parties	65,724	59,470

TOTAL CURRENT LIABILITIES	92,721	85,417

STOCKHOLDERS' DEFICIENCY
Common stock Issued and outstanding 750,000,000 shares authorized, at $0.001 par value 63,800,000 shares issued and outstanding (December 31, 2015 – 63,800,000)	63,800	63,800
Additional paid-in capital	41,900	41,900
Accumulated deficit	(198,421)	(191,117)

TOTAL STOCKHOLDERS' DEFICIENCY	(92,721)	(85,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

 PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

REVENUE	$-	$-

EXPENSES

General and Administrative Expenses	7,304	20,168

Total Operating Expenses	7,304	20,168

NET LOSS	$(7,304)	$(20,168)

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	63,800,000	63,800,000

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(7,304)	$(20,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by officers	6,254	8,448
Changes in operating assets and liabilities:
Prepaid expenses	-	5,000
Accounts payable	1,050	6,720

NET CASH USED IN OPERATING ACTIVITIES	-	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PLATA RESOURCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $198,421. As of March 31, 2016, the Company has a working capital deficit of $92,721. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of March 31, 2016 and 2015, there were no dilutive common stock equivalents outstanding.

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Costs

The Company accounts for its advertising cost in accordance with ASC 720. The Company expenses advertising costs as incurred. For the periods ended March 31, 2016 and March 31, 2015, the Company incurred no advertising expenses.

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

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company's two directors have acquired 56% of the common stock issued and outstanding. During the three months ended March 31, 2016 and 2015, the Company's two directors paid expenses on behalf of the Company of $6,254 and $8,448, respectively (reported as advances from related parties on the balance sheet). Advances from related parties are non-interest bearing and payable on demand.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $0 in cash as compared to $0 in cash at December 31, 2015. Plata Resources has had no revenue since inception and its accumulated deficit is $198,421. To date, Plata Resources has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to explore the Bontoc Claim as recommended by Geraldo Peralta and maintain the Company in good standing with the regulatory authorities for the next several years. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $44,612 will be required over the next twelve months to pay for such expenses as bookkeeping $4,935, work undertaken by the independent accountant $9,500, Edgar fees $1,680, office and miscellaneous $500, payments to the transfer agent for annual fees and issuance of shares $1,000 and payment to third party creditors in the amount of $26,997. At present, we have insufficient funds to pay for future expenses and eliminate accounts payable from the cash we have on hand. Our future operations and growth will be dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

For the three month period ended March 31, 2016 we had no revenue. Expenses for this period totaled $7,304 as compared to expenses for the three month period ended March 31, 2015 of $20,168 resulting in a net loss of $7,304 for the three month period ended March 31, 2016 as compared to a net loss of $20,168 for the three month period ended March 31, 2015. The net loss for the three months ended March 31, 2016, was the result of general and administrative expenses totaling $7,304 as compared to general and administrative expenses of $20,168 for the three months ended March 31, 2015.

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

We will be conducting research in the form of exploration of our claim. Our exploration program is explained in as much detail as possible as in the prior pages. We intend complete Phase I in the late summer of 2016.

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

We intend to complete Phase I of our exploration program during the late summer of 2016 which will consist of geological mapping at a cost of $8,084 and geological surveying at a cost of $7,530. Our total cost for Phase I will be $15,614. The entire program, being both Phases I and II will consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geological survey using both magnetic and electromagnetic instrumentation in detail over the area of the showing and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on our claim that are mineralized and in detail on the known areas of mineralization. The effort of our exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2016 (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

PLATA RESOURCES, INC. (Registrant)

Date: May 6, 2016	By:	/s/ "Dexter R. Caliso"
Dexter R. Caliso
Chief Executive Officer, President and Director

Date: May 6, 2016	By:	/s/ "Presentacion A. Coranes"
Presentacion A. Coranes
Chief Financial Officer, Chief Accounting
Officer, Secretary and Director

