Form 10-Q
period 2016-08-31
NEXUS BIOPHARMA INC
filed 2016-10-24
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  000-53207

NEXUS BIOPHARMA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3267338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Hillside Ave, Suite 108, Montclair, NJ 07042

(Address of principal executive offices)

(973) 524-6100

(Registrants telephone number, including area code)

 Plata Resources, Inc.,
2911 Park Avenue, Pasay City, Metro Manila, Philippines,

 Former fiscal year end: December 31

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer's classes of common equity as of October 24, 2016: 64,300,000 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

NEXUS BIOPHARMA, INC.

Consolidated Balance Sheets

	August 31	February 29
	2016	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$62,441	$9,925
Total Current Assets	62,441	9,925

Intangible Asset, net	7,770	-

TOTAL ASSETS	$70,211	$9,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$839,977	$735,606
Stock payable	100,000	-
Note payable	292,500	-

Total Current Liabilities	1,232,477	735,606

Convertible notes payable - net of unamortized debt discount of $15,555 and 18,889	44,445	41,111

Total Long Term Liabilities	44,445	41,111

TOTAL LIABILITIES	1,276,922	776,717

STOCKHOLDERS' DEFICIT

Common stock, $.00001 par value; 100,000,000 shares authorized; 64,309,655 and 31,552,524 shares issued and outstanding, respectively	643	315
Additional paid-in-capital	1,839,991	1,841,240
Accumulated stockholders' deficit	(3,047,345)	(2,608,347)
Total Stockholders' Deficit	(1,206,711)	(766,792)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,211	$9,925

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Consolidated Statements of Operations

	Three months ended		Six months ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATING EXPENSES
General and administrative	$161,403	$761,222	$409,417	$803,273
Research and development	8,904	7,500	16,404	110,900

Total Operating Expenses	170,307	768,722	425,821	914,173

OTHER INCOME (EXPENSE)
Interest expense, net	(9,033)	-	(13,177)	-

NET LOSS	$(179,340)	$(768,722)	$(438,998)	$(914,173)

BASIS AND DILUTED NET LOSS PER SHARE	$0.00	$(0.29)	$(0.01)	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIS AND DILUTED	61,155,309	2,606,524	47,408,459	2,452,598

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Consolidated Statement of Stockholders' Deficit

For the six months ended August 31, 2016

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 29, 2016	31,552,524	$315	$1,841,240	$(2,608,347)	$(766,792)

Issuance of common stock for services	4,457,132	45	91,755	-	91,800

Cancellation of shares	(35,500,000)	(355)	355		-

Adjustment due to the reverse merger	63,800,000	638	(93,359)		(92,721)

Net loss	-	-	-	(438,998)	(438,998)

Balance at August 31, 2016	64,309,656	$643	$1,839,991	$(3,047,345)	$(1,206,711)

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Consolidated Statements of Cash Flows

	For the six months ended
	August 31, 2016	August 31, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(438,998)	$(914,173)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount	3,334	-
Amortization expense	480	-
Stock based compensation	91,800	625,000
Change in operating assets and liabilities
Accounts payable and accrued expenses	11,650	267,121
NET CASH USED IN OPERATING ACTIVITIES	(331,734)	(22,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for website development costs	(8,250)	-
NET CASH USED IN INVESTING ACTIVITIES	(8,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	292,500
Proceeds from equity line of credit	100,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	392,500	-

NET INCREASE (DECREASE) IN CASH	52,516	(22,052)

Cash at the beginning of the period	9,925	22,052

Cash at the end of the period	$62,441	$-

NON CASH TRANSACTIONS
Cancellation of shares	355	-
Adjustment due to the reverse merger	92,721	-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nexus BioPharma, Inc. (”we”, “our”, “NBP”, “the Company”) was incorporated in Delaware on April 17, 2013. During this time the Company devoted substantially all of its efforts to activities such as financial planning and raising capital. The Company did not have any transactions from incorporation date through the period ended February 28, 2014.

NBP is a life science company focused on the development and commercialization of a pharmaceutical preparation to treat obesity and the symptoms of type 2 diabetes.

On February 1, 2016, the Company effected a 1 for 13.5 reverse stock split of its common stock. All share information in the financial statements for fiscal years 2016 and 2015 reflect the impact of the reverse stock split.

Reverse merger

On May 17, 2016 the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among Bio Pharma, Inc. a Nevada corporation (“Nexus”), the Company and Nexus Acquisition Corp. (“Acquisition Corp.”), a Delaware corporation and wholly owned subsidiary of Nexus. The Merger Agreement closed on June 9, 2016 and resulted in the following:

Acquisition Corp. merged with the Company with the latter as the surviving company in the merger. The Company shall continue its corporate existence under the name “Nexus Biopharma, Inc”.

Each share of common stock of the Company prior to the merger converted into 4.8552632 shares of common stock, par value $0.001 per share, of Nexus. Nexus then cancelled 35,500,000 shares of its common stock that were outstanding prior to the merger.

The Company’s stockholders shall receive convertible promissory notes corresponding to their proportional ownership interest of NBP common stock which shall be convertible into newly created shares of preferred stock of Nexus. The Nexus preferred shares shall be convertible into 36,000,000 shares of Nexus common stock. The convertible notes will be issued once Nexus has the preferred shares in place.

The transaction is accounted for as a reverse acquisition and the Company is considered the accounting acquirer for financial reporting purposes. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of February 29, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The financial statements included in this Quarterly Report should be read in conjunction with the financial statements and the notes thereto included in the Company’s Report on Form 8-K/A filed on June 9, 2016.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

(Unaudited)

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception and has a working capital deficit, which raises substantial doubt about The Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – LICENSE AGREEMENT AND COMMENTMENTS

The Company entered in to a Patent and Technology License Agreement with the Albert Einstein College of Medicine in March 2014. The agreement grants the Company a world-wide exclusive license to materials and methods for use in the diagnosis and treatment of cancers, obesity and diabetes with inhibitors of Fyn kinase. In return the Company has agreed to pay a license fee, to reimburse the licensor patent expenses thus far incurred, to pay all future patent expenses, pay a royalty on any sales of product using licensed technology, as well as certain minimum royalties and milestone payments.

Pursuant to the License Agreement, we are also obligated to make the following royalties and payments to the Licensors:

●	Royalty payment equivalent to 3% of net sales.

●	Royalty payment of minimum of a specified percentage of net sales in case the Company pays royalties to unaffiliated third parties for patent rights.

Pay 20% of any net proceeds that the Company will receive pursuant to a sublicense agreement that the Company will enter into with other parties.

●	Issue 30% of the Company outstanding common stock to the Licensors calculated on a fully diluted, as converted basis. Accordingly, we issued 126,984 common shares valued at $857,143 which was charged to research and development expense in the statements of operations.

●	Non-refundable license fee of $25,000 upon execution of License Agreement.

●	License maintenance fee of $30,000 on each of the first, second, third and fourth anniversary of the License Agreement. The payment may be credited against royalties made during the twelve month period.

●	License maintenance fee of $50,000, and $75,000 on the fifth and sixth anniversaries of the License Agreement, respectively. Each payment may be credited against royalties made during each such twelve month period.

●	License maintenance fee of $100,000 on the seventh and each subsequent anniversary of the License Agreement. Each payment may be credited against royalties made during each such twelve month period.

Milestone payments ranging from $100,000 to $750,000 if certain milestones are achieved.

Additionally, under the license agreement the Company is obligated to offer new shares to the licensor on a fully diluted basis for all new stock issues with the sale terms offered under the new issue. The License Agreement will terminate upon expiration of the patent. The initial payment of $30,000, due March 3, 2015 was not made and the second annual payment, due March 3, 2016 was not made. As of the date of this filing the Company has not received any demand for payment or notice of default from Albert Einstein College of Medicine. The Company plans to pay these minimum royalty payments as soon as adequate funds are available.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an employment agreement with the principal officer and stockholder providing for a base salary of $43,750 and $87,500 in the three and six months ended August 31, 2016, respectively and $36,250 and $72,500 in the three months and six ended August 31, 2015, respectively. The base salary shall be increased at the end of each year to reflect the change in the consumer price index and the board of directors may award increases in the base salary greater than those provided above.

If the officer continues active employment after 2016, compensation will be negotiated. The Company’s obligation under the employment agreement accrues only as the service is rendered. . As of August 31, 2016 and 2015, unpaid salaries to the CEO amounted to $193,773 and $110,100, respectively.

On March 1, 2014, the Company entered into a consulting agreement with a principal stockholder providing monthly payments of $5,000 plus reimbursable travel expenses for a period of six months, after which, the agreement shall automatically renew for an additional three month term unless terminated by either party with 15 day prior notice. On June 1, 2014, the Company entered into a new agreement with the principal stockholder with the same terms as the previous one except that the monthly fee was increased to $7,500. Total consulting fees incurred for the three months ended August 31, 2016 and 2015 amounted to $15,000 and $0 respectively. Total consulting fees incurred for the six months ended August 31, 2016 and 2015 amounted to $30,000 and $0, respectively.

NOTE 4 – SHORT TERM DEBT

Short term notes payable consist of an unsecured note payable of $292,500 with an interest rate of 10% and is due in April 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes were issued during December 2015 and January 2016 with principal amounts totaling to $60,000. The notes are non-interest bearing and have a term of three years. The notes shall automatically convert into the Company’s planned units offering with each unit consisting of two shares of common stock and one warrant at a price of $1 per unit. An aggregate of 60,000 warrants were issued with the notes. These warrants have an exercise price of $1.50 per share and a term of 3 years. The relative fair value of the warrants amounting to $20,000 was recognized as a debt discount and amortized over the term of the notes. Amortization expense for the three and six months ended August 31, 2016 was $1,667 and $3,334, respectively.

NOTE 6 – EQUITY

Common and preferred stock

The Company is authorized to issue_100,000,000 shares of common stock with a par value of $0.0001 per share and 50,000,000 shares of preferred stock, with a par value $0.00001 per share. There was no preferred stock outstanding as of August 31, 2016 and February 29, 2016.

Shares for services

During the six months ended August 31, 2016, the Company issued 4,457,132 (post-merger) shares of common stock for consulting services with a fair value of $91,800.

Equity Line of Credit

The Company entered into an Equity Line of Credit Agreement (the “ELOC”) with Corelli Capital A.G. (“CCAG”) on June 14, 2016. The terms of the agreement provide that the Company shall issue and sell to CCAG up to $2,250,000 of the Company’s common stock. The Company can request in separate transactions a maximum advance amount of $200,000 in exchange for the issuance of the equivalent amount of common stock valued at the current market price. The first advance amount will be calculated at $0.20 per share. The agreement will expire, either seven months from the agreement date or, when the investor shall have made the payment of advances totaling $2,250,000, whichever comes first. The Company requested an advance for $200,000 on June 22, 2016 of which $100,000 was received as of August 31, 2016 and is reported in the consolidated balance sheet as stock payable. The Company received the remaining $100,000 on September 7, 2016. Under the terms of the ELOC the Company will issue 1,000,000 shares in return for the first funding of $200,000.

Warrants

As of August 31, 2016, the Company has an aggregate of 60,000 warrants outstanding and exercisable with a weighted average exercise price of $1.50 and a weighted average remaining term of 2.4 years.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in the reports we file with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

We are a life science company focused on the development and commercialization of a pharmaceutical preparation to treat obesity and the symptoms of type 2 diabetes. For our first product opportunity we have engaged Charles River Laboratories for the discovery of a small molecule drug that activates metabolic pathways to increase energy expenditure. In completed animal trials our proprietary approach to the pharmaceutical activation of this LKB-1 AMPK (Adenosine Monophosphate dependent Protein Kinase) pathway resulted in increased energy expenditure, decreased fat mass and resulting weight loss, lower blood glucose, improved insulin sensitivity, lower cholesterol, and lower blood triglyceride levels.

Unlike most other FDA approved weight loss drugs, our strategy does not depend on a pharmaco-neurological manipulation of the higher-brain centers for appetite and/or satiety. Rather, our proprietary drug approach targets the master energy regulatory pathway that has been proven to exist not only in higher mammals, but also in all living cells that possess a nucleus. Because an intensive aerobic and resistance strength-training regime is the natural way to activate these pathway effects, we believe that our drug will help obese patients mimic the effect of a more healthy lifestyle and lose weight.

We believe that a drug that will step up the body’s metabolism of fat will address the biggest health problem in the world, obesity. Obesity is also implicated as a causative and an additive to a host of other conditions, the most important of which are Type 2 diabetes, cardiovascular disease and cancer. Type II diabetes, which now consumes roughly one sixth of every health care dollar in America, is a direct result of obesity.

Financial Operations Overview

Upon commercialization of the Company’s obesity therapeutic, we will begin working with third-party payors to establish reimbursement coverage policies. Where policies are not in place, we will pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from product(s) billed to Medicare. We will begin working with many payors, including Medicare, to establish policy-level reimbursement, which, if in place, will allow us to recognize revenues upon submitting an invoice. We do not expect to recognize the majority of revenues in this manner until calendar 2022, at the earliest.

Since our inception, we have generated significant net losses. As of August 31, 2016, we had an accumulated deficit of $3,047,345. We incurred net losses of $179,340 and $768,722 in the three months ended August 31, 2016 and 2015, respectively and $438,998 and $914,173 for the six months ended August 31, 2016 and 2015, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop our initial obesity therapeutic and to develop additional products for obesity and type 2 diabetes, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on therapeutics billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as therapeutics are prescribed and delivered, we are likely to continue reporting net losses.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

We have generated no revenues since our inception. Product revenues for our first product, our therapeutic for the treatment of obesity, are expected to be generated from the projected commercial launch in 2022, and are expected to be recognized on a cash basis because we will have limited collection experience and a limited number of contracts.  In accordance with our policy, revenues for tests therapeutic prescribed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:

●	persuasive evidence that an arrangement exists;

●	delivery has occurred or services rendered;

●	the fee is fixed and determinable; and

●	collectability is reasonably assured.

Determination of the last two criteria will be based on management’s judgment regarding the nature of the fee charged for products or services delivered and the collectability of those fees.

We expect to generally bill third-party payors for our obesity therapeutic upon the filling of a patient prescription.  Accordingly, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a new drug, our obesity therapeutic may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we expect to pursue case-by-case reimbursement where policies are not in place or payment history has not been established.

Contract revenues are expected to be derived from studies conducted with biopharmaceutical and pharmaceutical companies and will be recognized on a contract specific basis. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, will trigger payment obligations and revenues will be recognized as costs are incurred or assays are processed. Certain contracts May have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.

Clinical Collaborator Costs

We expect to enter into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. We plan to record accruals for estimated study costs comprised of work performed by our collaborators under contract terms. All clinical collaborators will be expected to enter into agreements with us, which specify work content and payment terms.

Results of Operations

Comparison of the Three and Six Months Ended August 31, 2016 and August 31, 2015

Revenues.  There were no revenues for the three and six months ended August 31, 2016 and August 31, 2015, respectively, because we have not yet commercialized our obesity therapeutic.

Cost of Product Revenues.  No cost of product revenues were recorded in the three months and six months ended August 31, 2016 and August 31, 2015, respectively, because we have not yet commercialized our obesity therapeutic.

General and Administrative Expenses.  General and administrative expenses totaled $161,403 for the three months ended August 31, 2016 as compared to $761,222 for the three months ended August 31, 2015. General and administrative expenses totaled $409,417 for the six months ended August 31, 2016 as compared to $803,273 for the six months ended August 31, 2015. This represents a decrease of $599,819 for the three months and $393,856 for the six months ended August 31, 2016. This decrease was due in part to stock based compensation of $625,000 in the 2015 period versus no stock based compensation costs and normal costs for legal, accounting and other professional costs in the 2016 period.

Research and Development Expenses.   Research and development expenses were $8,904 for the three months ended August 31, 2016 as compared to $7,500 for the three months ended August 31, 2015. Research and development expenses were $16,404 for the six months ended August 31, 2016 as compared to $110,900 for the six months ended August 31, 2015. This represents an increase of $1,404 for the three months ended August 31, 2016 over the three months ended August 31, 2015 versus a decrease of 94,496 over the six month period. This three month increase was primarily as a result of payment of license associated fees to Albert Einstein College of Medicine, Inc. The six month decrease was a result of decreased R&D activity during the period.

Interest Expense, Net.  We recorded $7 of interest income during the three months ended August 31, 2016 and $0 during the three months ended August 31, 2015, respectively. We recorded $9,040 of interest expense during the three months ended August 31, 2016 and $0 during the six months ended August 31, 2015, respectively. We recorded $13,191 of interest expense during the six months ended August 31, 2016 and $0 during the six months ended August 31, 2015, respectively.

Net Loss.   As a result of the factors described above, we had a net loss of $179,340 for the three months ended August 31, 2016 as compared to $768,722 for the three months ended August 31, 2015. As a result of the factors described above, we had a net loss of $438,998 for the six months ended August 31, 2016 as compared to $914,173 for the six months ended August 31, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2016, we had an accumulated deficit of $3,047,345.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, our operations have been financed through the sale of our common stock and issuance of debt. Through August 31, 2016, we had received net proceeds of approximately $310,801 through the sale of our common stock to investors.  In December of 2015 and January of 2016 we entered into a Convertible Note Agreement with two investors for a total of $60,000. On April 20, 2016 we entered into an unsecured promissory note with Corelli Capital A.G. for the sum of $292,500.00. We entered into an Equity Line of Credit Agreement with Corelli Capital A.G. on July 12, 2016. As of August 31, 2016, we had cash and cash equivalents, of $62,441.

Cash Flows

As of August 31, 2016, we had $62,441 in cash and cash equivalents, compared to $0 on August 31, 2015.

Net cash used in operating activities was $331,734 for the six months ended August 31, 2016, compared to $22,052 for the six months ended August 31, 2015. The increase in cash used was primarily due to increased operating expenses.

Net cash used in investing activities was $8,250 for the six months ended August 31, 2016, compared to $0 for the six months ended August 31, 2015. We expect amounts used in investing activities to increase in fiscal year 2017 and beyond as we expand research and development activities and establish our proposed commercial laboratory.

Net cash provided by financing activities during the six months ended August 31, 2016 was $392,500, compared to $0 for the six months ended August 31, 2015.  This is mainly due to proceeds received from notes payable and the equity line of credit with Corelli Capital A.G.

Contractual Obligations

As of August 31, 2016, we had the following contractual commitments:

We are required to make a series of annual minimum royalty payments under the License Agreement with Albert Einstein College of Medicine beginning on the first anniversary date, or March 3, 2015. The initial payment of $30,000, due March 3, 2015 was not made and the second annual payment, due March 3, 2016 was not made. As of the date of this filing the Company has not received any demand for payment or notice of default from Albert Einstein College of Medicine. The Company plans to pay these minimum royalty payments as soon as adequate funds are available.

For a period of seven years on each anniversary of the first payment, we are required to make additional payments in amounts that gradually increase beginning in year five. We are required to make additional payments of $30,000 in each of 2017 and 2018 and $50,000 in 2019, $75,000 in 2020, and $100,000 in 2021 and every year the License is in effect thereafter.

Beginning in the second half of calendar 2017, we intend to enter into arrangements for the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

We currently lease approximately 3,000 square feet of administrative and office space on a month-to-month basis for an annual cost of $25.00 per square foot.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs, which we expect to fund in part with the proceeds of private placements of our securities. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that the proceeds from the sale of our securities and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able obtain financing, if at all or upon terms that will be acceptable to us.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies to obtain equity or debt financing. While the credit markets have improved over the last year, it remains difficult for smaller companies to obtain financing on reasonable terms.

The amount and timing of our actual expenditures vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our weight loss drug billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for our weight loss drug billings.

We currently anticipate that our cash on hand as well as drawdowns from our Equity Line of Credit Agreement (see “Sources of Liquidity”) will be sufficient to fund our operations for at least the next 12 months. We cannot be certain that any of our future efforts to secure reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

Our future funding requirements will depend on many factors, including the following:

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the cost of expanding our commercial operations, including our selling and marketing efforts;

●	the rate of progress and cost of research and development activities associated with expansion of our products;

●	the rate of progress and cost of research and development activities associated with products in the research phase focused on neurodegenerative disease;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments;

●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

●	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product development programs or market development programs, which would lower the economic value of those programs to our company.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed  in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) no segregation of duties in incompatible functions; and (ii) lack of controls over the financial process, specifically, there are no multiple levels of review. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A - Risk Factors

Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, the Company sold 500,000 shares of its common stock under the Equity Line of Credit Agreement at a price of $.20 per share for gross proceeds of $100,000.

The issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexus BioPharma, Inc.

Date: October 24, 2016	By:	/s/ Warren Lau
Warren Lau, Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

