Form 10-Q
period 2016-11-30
NEXUS BIOPHARMA INC
filed 2017-04-10
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X .Yes         .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   X .Yes         .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

.	Large accelerated filer	.	Accelerated filer	.	Non-accelerated filer	X .	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .Yes     X .No

The number of shares outstanding of each of the issuer's classes of common equity as of April 6, 2017: 64,300,000 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

NEXUS BIOPHARMA, INC.

Consolidated Balance Sheets as of November 30, 2016 (unaudited) and February 29, 2016

	November 30	February 29
	2016	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$302	$9,925
Sub-lease receivable	8,991	-
Total Current Assets	9,293	9,925

Furniture and equipment, net	1,632	-
Intangible asset, net	7,323	-

TOTAL ASSETS	$18,248	$9,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$824,261	$735,606
Stock payable	200,000	-
Note payable	292,500	-

Total Current Liabilities	1,316,761	735,606

Convertible notes payable - net of unamortized debt discount of $13,888 and 18,889	46,112	41,111

Total Long Term Liabilities	46,112	41,111

TOTAL LIABILITIES	1,362,873	776,717

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value; 750,000,000 shares authorized; 64,309,655 and 31,552,524 shares issued and outstanding, respectively	64,310	31,553
Additional paid-in-capital	1,776,324	1,810,002
Accumulated stockholders' deficit	(3,185,259)	(2,608,347)
Total Stockholders' Deficit	(1,344,625)	(766,792)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,248	$9,925

NEXUS BIOPHARMA, INC.

Consolidated Statements of Operations for the Three and Six Months Ended November 30, 2016 and 2015

(unaudited)

	Three months ended		None months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

OPERATING EXPENSES
General and administrative	$121,459	$51,247	$530,875	$854,520
Research and development	7,500	107,935	23,904	218,835

Total Operating Expenses	128,959	159,182	554,779	1,073,355

OTHER INCOME (EXPENSE)
Interest expense, net	(8,956)	-	(22,133)	-

NET LOSS	$(137,915)	$(159,182)	$(576,912)	$(1,073,355)

BASIS AND DILUTED NET LOSS PER SHARE	$0.00	$(0.06)	$(0.01)	$(0.42)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIS AND DILUTED	64,309,656	2,606,524	53,132,560	2,550,426

NEXUS BIOPHARMA, INC.

Consolidated Statement of Stockholder's Equity at November 30, 2016

(unaudited)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 29, 2016	31,552,524	$31,553	$1,810,002	$(2,608,347)	$(766,792)

Issuance of common stock for services	4,457,132	4,457	87,343	-	91,800

Cancellation of shares	(35,500,000)	(35,500)	35,500	-	-

Adjustment due to the reverse merger	63,800,000	63,800	(156,521)	-	(92,721)

Net loss	-	-	-	(576,912)	(576,912)

Balance at November 30, 2016 (unaudited)	64,309,656	$64,310	$1,776,324	$(3,185,259)	$(1,344,625)

NEXUS BIOPHARMA, INC.

Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2016 and 2015

(unaudited)

	November 30, 2016	November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(576,912)	$(1,073,355)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount	5,001	-
Depreciation and Amortization expense	984	-
Stock based compensation	91,800	625,000
Change in operating assets and liabilities
Sub-lease receivable	(8,991)	-
Accounts payable and accrued expenses	(4,066)	426,303
NET CASH USED IN OPERATING ACTIVITIES	(492,184)	(22,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture and equipment	(1,689)	-
Cash paid for website development costs	(8,250)	-
NET CASH USED IN INVESTING ACTIVITIES	(9,939)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	292,500	-
Proceeds from equity line of credit	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	492,500	-

NET DECREASE IN CASH	(9,623)	(22,052)

Cash at the beginning of the period	9,925	22,052

Cash at the end of the period	$302	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Cancellation of shares	$35,500	$-
Adjustment due to the reverse merger	$92,721	$-

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

November 30, 2016 and 2015

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

Reverse merger

On May 17, 2016 the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among Nexus Bio Pharma, Inc. a Nevada corporation (“Nexus”), the Company and Nexus Acquisition Corp. (“Acquisition Corp.”), a Delaware corporation and wholly owned subsidiary of Nexus. The Merger Agreement closed on June 9, 2016 and resulted in the following:

Acquisition Corp. merged with the Company with the latter as the surviving company in the merger. The Company shall continue its corporate existence under the name “Nexus Biopharma, Inc.”

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of February 29, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The financial statements included in this Quarterly Report should be read in conjunction with the financial statements and the notes thereto included in the Company’s Report on Form 8-K filed on June 15, 2016.

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

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

November 30, 2016 and 2015

(Unaudited)

NOTE 2 – LICENSE AGREEMENT AND COMMITMENTS

The Company entered in to a Patent and Technology License Agreement with the Albert Einstein College of Medicine (Licensors) in March 2014. The agreement grants the Company a world-wide exclusive license to materials and methods for use in the diagnosis and treatment of cancers, obesity and diabetes with inhibitors of Fyn kinase. In return the Company has agreed a license fee to Licensors, to reimburse licensors patent expenses thus far incurred, to pay all future patent expenses, pay a royalty on any sales of product using licensed technology, as well as certain minimum royalties and milestone payments.

Pursuant to the License Agreement, we are also obligated to make the following royalties and payments to the Licensors:

•

Royalty payment equivalent to 3% of net sales.

•

Royalty payment of minimum of a specified percentage of net sales in case the Company pays royalties to unaffiliated third parties for patent rights.

•

Pay 20% of any net proceeds that the Company will receive pursuant to a sublicense agreement that the Company will enter into with other parties.

•

Issue 30% of the Company outstanding common stock to the Licensors calculated on a fully diluted, as converted basis. Accordingly, we issued 126,984 common shares valued at $857,143 which was charged to research and development expense in the statements of operations.

•

Non-refundable license fee of $25,000 upon execution of License Agreement.

•

License maintenance fee of $30,000 on each of the first, second, third and fourth anniversary of the License Agreement. The payment may be credited against royalties made during the twelve month period.

•

License maintenance fee of $50,000, and $75,000 on the fifth and sixth anniversaries of the License Agreement, respectively. Each payment may be credited against royalties made during each such twelve month period.

•

License maintenance fee of $100,000 on the seventh and each subsequent anniversary of the License Agreement. Each payment may be credited against royalties made during each such twelve month period.

•

Milestone payments ranging from $100,000 to $750,000 if certain milestones are achieved.

Additionally, under the license agreement the Company is obligated to offer new shares to the licensors on a fully diluted basis for all new stock issues with the sale terms offered under the new issue. The License Agreement will terminate upon expiration of the patent. The initial payment of $30,000, due March 3, 2015 was not made and the second annual payment, due March 3, 2016 was not made. As of the date of this filing the Company has not received any demand for payment or notice of default from Albert Einstein College of Medicine. The Company plans to pay these minimum royalty payments as soon as adequate funds are available.

NOTE 3—RELATED PARTY TRANSACTIONS

The Company has an employment agreement with the principal officer and stockholder providing for a base salary of $43,750 and $131,250 in the three and nine months ended November 30, 2016, respectively and $36,250 and $108,750 in the three months and nine ended November 30, 2015, respectively. The base salary shall be increased at the end of each year to reflect the change in the consumer price index and the board of directors may award increases in the base salary greater than those provided above.

If the officer continues active employment after 2016, compensation will be negotiated. The Company’s obligation under the employment agreement accrues only as the service is rendered. As of November 30, 2016 and February 29, 2016, unpaid salaries to the CEO amounted to $181,472 and $193,915, respectively.

On March 1, 2014, the Company entered into a consulting agreement with a principal stockholder providing monthly payments of $5,000 plus reimbursable travel expenses for a period of six months, after which, the agreement shall automatically renew for an additional three month term unless terminated by either party with 15 day prior notice. On June 1, 2014, the Company entered into a new agreement with the principal stockholder with the same terms as the previous one except that the monthly fee was increased to $7,500. Total consulting fees incurred for the three months and nine months ended November 30, 2016 amounted to $22,500 and $52,500 respectively. For the three months and nine months ended November 30, 2015 no services were rendered under the agreement; and therefore, no consulting fee expense was recorded.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

November 30, 2016 and 2015

(Unaudited)

NOTE 4 – SHORT TERM DEBT

Short term notes payable consist of an unsecured note payable of $292,500 with an interest rate of 10% and is due in April 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes were issued during December 2015 and January 2016 with principal amounts totaling to $60,000. The notes are non-interest bearing and have a term of three years. The notes were contemplated to automatically convert into the Company’s planned units offering with each unit consisting of two shares of common stock and one warrant at a price of $1 per unit. An aggregate of 60,000 warrants were issued with the notes. These warrants have an exercise price of $1.50 per share and a term of 3 years. The relative fair value of the warrants amounting to $20,000 was recognized as a debt discount and amortized over the term of the notes. Amortization expense for the three and nine months ended November 30, 2016 was $1,667 and $5,001, respectively.

NOTE 6 – EQUITY

Shares for service

Subsequent to February 29, 2016, the Company issued 4,457,132 (post-merger) shares of common stock for consulting services with a fair value of $91,800.

Equity Line of Credit

The Company entered into an Equity Line of Credit Agreement (the “ELOC”) with Corelli Capital A.G. (“CCAG”) on June 14, 2016. The terms of the agreement provide that the Company shall issue and sell to CCAG up to $2,250,000 of the Company’s common stock. The Company can request in separate transactions a maximum advance amount of $200,000 in exchange for the issuance of the equivalent amount of common stock valued at the current market price. The first advance amount will be calculated at $0.20 per share. The agreement will expire, either seven months from the agreement date or, when the investor shall have made the payment of advances totaling $2,250,000, whichever comes first. The Company requested an advance for $200,000 on June 22, 2016 of which $100,000 was received as of August 31, 2016 and the remaining $100,000 was received on September 7, 2016. Under the terms of the ELOC the Company will issue 1,000,000 shares in return for the first funding of $200,000, but as of November 30, 2016 the 1,000,000 share have not been issued. As of January 14, 2017 the equity line of credit agreement has expired.

Warrants

As of November 30, 2016, the Company has an aggregate of 60,000 warrants outstanding and exercisable with a weighted average exercise price of $1.50 and a weighted average remaining term of 2.15 years.

NOTE 7 –LEASES

The Company leases its New Jersey facilities under an operating lease. This lease, which terminates on July 31 2017, requires monthly payments of $6,491. The lease can be terminated with notice given at least ninety days prior to the intended date of termination. The Company is also obligated to pay additional rent to cover the lessee’s share of taxes and operating costs in excess of specified base amounts. Rent expense for the three and nine months ended November 30, 2016 were $17,873 and $24,447, respectively.

Additionally, the Company has sub-leased a portion of its office space under two agreements. The first sub-lease, which terminates on July 31 2017, requires monthly payments of $2,164. The lease can be terminated with notice given at least sixty days prior to the intended date of termination. The second sub-lease, which terminates on July 31 2017, requires monthly payments of $2,500. The lease can be terminated with notice given at least ninety days prior to the intended date of termination. The Company has recorded the rent collected or accrued under the sub-leases as a reduction of rent expense. Rent expense and sublease rentals for both the three and nine months ended November 30, 2016 amounted to $24,447 and $18,655, respectively.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

November 30, 2016 and 2015

(Unaudited)

The Company has executed a new operating lease on November 18, 2016 for facilities in Houston, Texas to begin February 1, 2017. This lease, which terminates on December 31, 2017, requires monthly payments of $500.

Future minimum lease payments and sublease rentals under the aforementioned operating leases are as follows:

Year ended February 28,	Rent	Sublease rentals

2017	$19,974	$13,991
2018	$37,457	$23,319

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

On November 16, 2017 we were selected to become a resident company at the Johnson & Johnson Innovation, JLABS facility at the Texas Medical Center in Houston, (JLABS @ TMCx). The Company has therefor relocated its headquarters to Houston, Texas as of February 1, 2016. The Company will begin by occupying office space and will later expand its physical operations to take advantage of the availability of laboratory facilities and equipment and especially the access to expertise and mentoring that make this a compelling opportunity for the Company.

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

Since our inception, we have generated significant net losses. As of November 30, 2016, we had an accumulated deficit of $3,185,259. We incurred net losses of $137,915 and $159,182 in the three months ended November 30, 2016 and 2015, respectively and $576,912 and $1,073,355 for the nine months ended November 30, 2016 and 2015, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop our initial obesity therapeutic and to develop additional products for obesity and type 2 diabetes, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on therapeutics billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as therapeutics are prescribed and delivered, we are likely to continue reporting net losses.

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

Revenue Recognition

We have generated no revenues since our inception. Product revenues for our first product, our therapeutic for the treatment of obesity, are expected to be generated from the projected commercial launch in 2022, and are expected to be recognized on a cash basis because we will have limited collection experience and a limited number of contracts. In accordance with our policy, revenues for tests therapeutic prescribed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:

•

persuasive evidence that an arrangement exists;

•

delivery has occurred or services rendered;

•

the fee is fixed and determinable; and

•

collectability is reasonably assured.

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

Results of Operations

Comparison of the Three and Nine Months Ended November 30, 2016 and November 30, 2015

Revenues. There were no revenues for the three and nine months ended November 30, 2016 and November 30, 2015, respectively, because we have not yet commercialized our obesity therapeutic.

Cost of Product Revenues. No cost of product revenues were recorded in the three months and nine months ended November 30, 2016 and November 30, 2015, respectively, because we have not yet commercialized our obesity therapeutic.

General and Administrative Expenses. General and administrative expenses totaled $121,459 for the three months ended November 30, 2016 as compared to $51,247 for the three months ended November 30, 2015. General and administrative expenses totaled $530,875 for the nine months ended November 30, 2016 as compared to $854,520 for the nine months ended November 30, 2015. This represents an increase of $70,212 for the three months and a decrease of $323,645 for the nine months ended November 30, 2016. This increase for the three-month period was due in part to increased costs for legal, accounting and other professional costs in the 2016 period. The decrease for the nine-month period was due to a significant charge due to $625,000 of stock-based compensation in the 2015 period.

Research and Development Expenses.  Research and development expenses were $7,500 for the three months ended November 30, 2016 as compared to $107,935 for the three months ended November 30, 2015. Research and development expenses were $23,904 for the nine months ended November 30, 2016 as compared to $218,835 for the nine months ended November 30, 2015. This represents a decrease of $100,435 for the three months ended November 30, 2016 over the three months ended November 30, 2015 versus a decrease of 194,931 over the nine-month period. This three-month and nine month decrease was primarily as a result of decreased R&D activities.

Interest Expense, Net. We recorded $3 of interest income during the three months ended November 30, 2016 and $0 during the three months ended November 30, 2015. We recorded $8,959 of interest expense during the three months ended November 30, 2016 and $0 during the nine months ended November 30, 2015. We recorded $22,150 of interest expense during the nine months ended November 30, 2016 and $0 during the nine months ended November 30, 2015.

Net Loss. As a result of the fact that we remain a development stage company with no product revenues as well as the other factors described above, we had a net loss of $137,915 for the three months ended November 30, 2016 as compared to $159,182 for the three months ended November 30, 2015 and we had a net loss of $576,912 for the nine months ended November 30, 2016 as compared to $1,073,355 for the nine months ended November 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2016, we had an accumulated deficit of $3,185,259. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, our operations have been financed through the sale of our common stock and issuance of debt. Through November 30, 2016, we had received net proceeds of approximately $310,801 through the sale of our common stock to investors. In December of 2015 and January of 2016 we entered into a Convertible Note Agreement with two investors for a total of $60,000. On April 20, 2016 we entered into an unsecured promissory note with Corelli Capital A.G. for the sum of $292,500. We entered into an Equity Line of Credit Agreement with Corelli Capital A.G. on July 12, 2016. As of November 30, 2016, we had cash and cash equivalents of $302.

Cash Flows

As of November 30, 2016, we had $302 in cash and cash equivalents, compared to $0 on November 30, 2015.

Net cash used in operating activities was $492,184 for the nine months ended November 30, 2016, compared to $22,052 for the nine months ended November 30, 2015. The increase in cash used was primarily due to increased operating expenses.

Net cash used in investing activities was $9,939 for the nine months ended November 30, 2016, compared to $0 for the six months ended November 30, 2015. We expect amounts used in investing activities to increase in fiscal year 2017 and beyond as we expand research and development activities and establish our proposed commercial laboratory.

Net cash provided by financing activities during the six months ended November 30, 2016 was $492,500, compared to $0 for the six months ended November 30, 2015. This is mainly due to proceeds received from notes payable and the equity line of credit with Corelli Capital A.G.

Contractual Obligations

As of November 30, 2016, we had the following contractual commitments:

We are required to make a series of annual minimum royalty payments under the License Agreement with Albert Einstein College of Medicine beginning on the first anniversary date, or March 3, 2015. The initial payment of $30,000, due March 3, 2015 was not made and the second annual payment, due March 3, 2016 was not made. As of the date of this filing the Company has received an advice that payment is due but no formal notice of default from Albert Einstein College of Medicine. The Company plans to pay these minimum royalty payments as soon as adequate funds are available.

For a period of seven years on each anniversary of the first payment, we are required to make additional payments in amounts that gradually increase beginning in year five. We are required to make additional payments of $30,000 in each of 2017 and 2018 and $50,000 in 2019, $75,000 in 2020, and $100,000 in 2021 and every year the License is in effect thereafter.

We currently lease administrative and office space from JLABS @ TMCx at 2450 Holcombe Boulevard, Houston, Texas 77021 on a twelve month lease for an annual cost of $6,000.

We had previously reported that beginning in the second half of calendar 2017, we had intended to enter into arrangements for the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. Because of our residence with JLABS @ TMCx, we will have access at a nominal increased lease cost to laboratory facilities and equipment and accordingly will no longer enter into separate arrangements for such equipment.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and is not required to provide the information under this item.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A - Risk Factors

Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexus BioPharma, Inc.

Date: April 10, 2017	By:	/s/ Warren Lau
Warren Lau, Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)