Form 10-K
period 2017-02-28
NEXUS BIOPHARMA INC
filed 2017-07-06
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2017

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-53207

NEXUS BIOPHARMA, INC.

(Name of registrant in its charter)

NEVADA	75-3267338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

JLABS @ TMCx, Suite J

2450 Holcombe Boulevard

Houston, Texas 77021

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (832) 758-7488

     Securities registered under Section 12(b) of the Exchange Act: None.

     Securities registered under Section 12(g) of the Exchange Act: Common Stock: common stock, par value $0.0001 per share

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,”  and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on August 31, 2016, was approximately $12,262,089.

The number of shares of registrant’s common stock outstanding, as of July 5, 2017 was 64,300,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Annual Report on Form 10-K and the reports we file with the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits thereto with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Unless the context otherwise requires, the terms “Nexus,” “Nexus BioPharma,” “the Company,” “we,” “us,” and “our” in this report refer to Nexus BioPharma, Inc., a Nevada corporation and its consolidated subsidiaries.

Overview

We are a life science company focused on the development and commercialization of a pharmaceutical preparation to treat obesity and the symptoms of type 2 diabetes. We believe that a drug that will step up the body’s metabolism of fat will address the biggest health problem in the world, obesity. Obesity is also implicated as a causative and an additive to a host of other conditions, the most important of which are Type 2 diabetes, cardiovascular disease and cancer. Type 2 diabetes, which now consumes roughly one sixth of every health care dollar in America, is a direct result of obesity.

On November 16, 2016 we were selected to become a resident company at the Johnson & Johnson Innovation, JLABS facility at the Texas Medical Center in Houston, (JLABS @ TMCx). The Company has therefor relocated its headquarters to Houston, Texas as of February 1, 2017. The Company will begin by occupying office space and will later expand its physical operations to take advantage of the availability of laboratory facilities and equipment and especially the access to expertise and mentoring that make this a compelling opportunity for the Company.

We are working on the connection between cellular regulatory pathways that regulate obesity/diabetes and cancer. For our first product opportunity we have engaged Charles River Laboratories for the discovery of a small molecule drug that activates these pathways to increase energy expenditure. In completed animal trials our proprietary approach to the pharmaceutical activation of this LKB-1 AMPK (Adenosine Monophosphate dependent Protein Kinase) pathway resulted in increased energy expenditure, decreased fat mass and resulting weight loss, lower blood glucose, improved insulin sensitivity, lower cholesterol, and lower blood triglyceride levels.

Unlike most other FDA approved weight loss drugs, our therapeutic strategy does not depend on a pharmaco-neurological manipulation of the higher-brain centers for appetite and/or satiety. Rather, our proprietary drug approach targets this master energy regulatory pathway that has been proven to exist not only in higher mammals, but also in all living cells that possess a nucleus. Because an intensive aerobic and resistance strength-training regime is the natural way to activate these pathway effects, we believe that our drug will help obese patients mimic the effect of a more healthy lifestyle and lose weight.

We believe that a drug that will step up the body’s metabolism of fat will address obesity, the biggest health problem in the world, obesity. Obesity is also implicated as a causative and an additive to a host of other conditions, the most important of which are Type 2 diabetes, cardiovascular disease and cancer. Type 2 diabetes, which now consumes roughly one sixth of every health care dollar in America, is a direct result of obesity.

The long-term activation of this pathway could also have major effects in the reduction of the incidence of cancer. At its most basic, cancer is the result of uncontrolled cell division. For one cell to successfully divide into two cells the cell must make sure that there is sufficient protein, nucleic material, lipids, etc. to make two cells from one. This sensing of cellular nutrition availability is the pathway’s basic role. Upon activation, the pathway instructs the cell to delay cell division until conditions of more abundant nutrition are present. This natural brake on cell division could suppress the development and progression of cancer. There is a rapidly growing body of data that supports the anti-cancer and life extension implications of our efforts.

BMI > 50 increased 120% between 2000-2010 comprising 0.5% of Americans.

Considering the size and importance of the market, there is a shortage of FDA approved drugs and especially a shortage of approaches to the obesity problem. Products that are currently available for obesity accomplish only one of the following: (i) curb appetite, (ii) induce satiety (feeling of fullness) or (iii) reduce absorption of fat in the intestines. Products in all three categories have dangerous side effects more fully described in the section “Competition.” Our approach aims to allow people to eat normally without such side effects or discomfort so they can enjoy a more satisfying lifestyle.

Our Technology

We are the exclusive licensee of technology that addresses the key energy balance regulator in the cells of our bodies. The discovery is outlined in “Fyn-Dependent Regulation of Energy Expenditure and Body Weight Is Mediated by Tyrosine Phosphorylation of LKB1” (Bastie, Schwartz, Kurland, Pessin, Yamada, Cell Metabolism 11, 113-124). In the article Dr. Jeffrey E. Pessin and colleagues demonstrate that by adjusting the “energy input-output imbalance” via the Fyn, LKB-1, AMPK pathway, test animals showed reduced adiposity with no loss of lean muscle mass, a higher rate of energy expenditure, increased insulin sensitivity, increased fatty acid oxidation, improved plasma and tissue triglyceride levels and lower cholesterol.

By activating LKB-1 to control AMPK (the master energy regulator) our proprietary pathway simulates the condition of a higher metabolism caused by high levels of exercise conditioning, namely high aerobic efficiency and increased lean muscle mass in the body. Also, activated LKB-1 has known anti-cancer effects suggesting that our anti-obesity therapeutic intervention in this pathway warrants further investigation of our therapeutic in patients with cancer.

3

A 3-D micro CAT Scan shows Mice that lack Fyn (center) show reduced visceral fat and lower overall fat burden compared to normal (WT at left) mice.

Mice that lack Fyn (Fyn -/-) have improved insulin sensitivity leading to lower levels of both glucose and insulin. Blood lipid levels are also markedly improved.

Mice that lack Fyn have increased AMPK activity to burn more fat in skeletal muscle (“SKM”).

Pharmaceutical Intervention

Experiments in animals were conducted by the Pessin Bastie team at Albert Einstein College of Medicine to determine if the positive metabolic effects could also be induced by a small molecule. The team used the research compound SU6656, a non-specific kinase inhibitor unsuitable for use in humans, in wild-type, genetically unaltered mice. The research suggested that the acute pharmacological inhibition of Fyn kinase activity with SU6656 reproduced the following metabolic effects and induced a specific reduction in fat mass with no change in lean mass.

Acute Pharmacological Inhibition of Fyn with SU6656 Increases Energy Expenditure

SU6656-Induced Fyn Inhibition Promotes Fat Mass Loss

Research and Development

Charles River Laboratories-BioFocus

We have conducted a screening project with respect to the discovery of small molecule compounds which can mimic fat mass loss effect in humans. We have utilized an agreement with BioFocus DPI, Ltd., a Charles River Laboratories subsidiary and a major Clinical Research Organization (“CRO”), for virtual screening, assay development and optimization, compound selection and screening, and active-to-hit work to support hit identification of inhibitors of Fyn kinase. The work plan also calls for the progression of a defined number of compounds into in vivo pharmaco-kinetics and the evaluation of promising candidate compounds in efficacy studies in a diabetes-induced obesity animal model.

We conduct regular teleconferences with BioFocus Scientists for progress updates. The screening effort has progressed through stages including:

•	Structure-based virtual screening, the purpose of which is to employ structure-based virtual screening methods to select approximately 500 compounds capable of inhibiting Fyn-kinase from a broad diversity set;

•	Purity analysis and IC50 determination of Fyn-kinase hits- to perform verification and validation of active compounds (IC50 determination) and well as to determine purity of selected active compounds by LC-MS analysis;

•	Hit expansion- to select 2,000 structurally related compounds, which will be screened in the primary assay, validation of actives (IC50 determination, up to 200 compounds) and determine the purity of all compounds progressed to potency determination by LC-MS analysis.

•	Active-to-hit studies, the goal of which is to deliver at least two distinct chemical series suitable for progression into a hit-to-lead phase.

•	Hit identification phase resulting in 116 compounds spread over five sarc family kinase (“SFK”) chemical series libraries that are effective at inhibiting Fyn kinase and are thus effective at activating the target LKB-1 AMPK pathway; and

•	A further screen of these “hit” compounds to select those that have the greatest selectivity for fyn kinase compared to other members of the SFK family.

We added the selectivity screen to minimize off target effects in an effort to minimize side effects, which we feel will significantly further our progress to a viable commercial product.

Possible Future Additional Indications

In an article entitled “Fyn Inhibition Rescues Established Memory and Synapse Loss in Alzheimer Mice” published in 2015 in the Annals of Neurology, a team led by Stephen M. Strittmatter, MD, PhD. at Yale School of Medicine-Yale University exhibits that inhibition of fyn kinase could restore memory and increase synaptic density in a mouse model of Alzheimer’s Disease. Currently, no effective disease-modifying agents exist for the treatment of Alzheimer disease. The Fyn tyrosine kinase is implicated in Alzheimer’s Disease pathology triggered by amyloid-ß oligomers (“Aßo”) and propagated by Tau. Thus, Fyn inhibition may prevent or delay disease progression. We are filing for protection for a number of compounds in a number of diverse chemical libraries for composition of matter and methods of use in the treatment of Alzheimer’s Disease and other neurodegenerative diseases.

In addition, there are numerous articles in the medical research literature describing fyn inhibition, LKB-1 activation, and/or AMPK activation having positive effects in longevity extension, cardiac reperfusion injury, sarcopenia (muscle wasting), traumatic brain injury, addiction, and schizophrenia.

Industry Overview

The foregoing competitive analysis is based upon the following three areas:

Prescription weight loss drugs	Annual Sales (including off-label)	approximately $250 Million
Non-Prescription weight loss	Annual Sales	approximately $60 Billion
Type 2 diabetes (including insulin)	Annual Sales	approximately $46 Billion

Prescription Weight Loss Drugs

Appetite Control

Dexfenfluramine (removed from market in 1997)

Dexfenfluramine, marketed as dexfenfluramine hydrochloride under the name Redux, is a serotoninergic anorectic drug which reduces appetite by increasing the amount of extracellular serotonin in the brain. In the mid-1990s, Dexfenfluramine was approved by the United States Food and Drug Administration (“FDA”) for the purposes of weight loss. However, following multiple concerns about the cardiovascular side-effects of the drug, FDA approval was withdrawn and the product was removed from the market in 1997.

Fenfluramine (Removed from market 1997)

Fenfluramine (3-trifluoromethyl-N-ethylamphetamine, trade names Pondimin, Ponderax and Adifax) was part of the Fen-Phen anti-obesity medication (the other drug being phentermine). Fenfluramine was introduced in the U.S. market in 1973. It increased the level of the neurotransmitter serotonin, a chemical that regulates mood, appetite and other function which results in a feeling of fullness and loss of appetite. The drug was withdrawn from the U.S. market in 1997 after reports of heart valve disease and pulmonary hypertension, including a condition known as cardiac fibrosis

Phenylpropanolamine (removed from market 2005)

Phenylpropanolamine (“PPA”), trade name Accutrim, is a psychoactive drug that is used as a stimulant, decongestant and anorectic agent. Phenylpropanolamine acts as a potent and selective releasing agent of norepinephrine and epinephrine, or as a norepinephrine releasing agent (“NRA”). It also acts as a dopamine releasing agent (“DRA”) to a lesser extent.

Phentermine

Phentermine, a contraction of "phenyl-tertiary-butylamine", is a psychostimulant drug of the phenethylamine class, with pharmacology similar to amphetamine. It is used medically as an appetite suppressant. Phentermine, approved in 1959 and now made by several manufacturers, commands 80% of the market for diet drugs, according to IMS Health, which tracks prescription drug use. Side effects include palpitations, tachycardia, and elevation of blood pressure, overstimulation, restlessness, dizziness, insomnia, euphoria, dysphoria, tremor, and headache, dryness of the mouth, unpleasant taste, diarrhea, constipation, allergic effects, urticaria and changes in libido. After short-term use, tolerance begins and can be followed by rebound weight gain. Long term data for use of phentermine shows no net weight loss.

Qsymia (Approximately $60 Million in sales in 2015)

The combination of the drugs phentermine and topiramate (trade name Qsymia, formerly Qnexa) is a medication for the treatment of obesity and potentially related conditions such as type 2 diabetes and has been found to lower blood pressure and cholesterol. Qsymia was developed by Vivus, a California pharmaceutical company. Phentermine is an appetite suppressant and stimulant of the amphetamine and phenethylamine class. Topiramate is an anticonvulsant that has weight loss side effects. On July 17, 2012, the FDA approved Qsymia as an addition to a reduced-calorie diet and exercise for chronic weight management with recommendations for post-market monitoring for cardiovascular risk and an indication against use by pregnant women.

Contrave (Approximately $52 Million in sales in 2015)

Contrave is a fixed-dose combination of bupropion and Orexigen´s proprietary SR version of naltrexone. Bupropion is thought to increase the level of dopamine activity at specific receptors in the brain, which appears to lead to a reduction in appetite and increase in energy expenditure by increasing activity of proopiomelanocortin (“POMC”) neurons. Naltrexone works by blocking opioid receptors on the POMC neurons, preventing feedback inhibition of these neurons and further increasing POMC activity. In the Contrave clinical development program, the most frequent adverse effects on Contrave were nausea, constipation, headache, vomiting, dizziness, insomnia, dry mouth, and diarrhea.

Desoxyn (Sales figures for off-label use as appetite suppressant not available)

Desoxyn (methamphetamine hydrochloride tablets, USP), chemically known as (S)-N,α-dimethylbenzeneethanamine hydrochloride, is a central nervous system stimulant prescription medicine used for the treatment of Attention-Deficit Hyperactivity Disorder (“ADHD”) and sometimes prescribed off-label for appetite control. A controlled substance, it can cause rapid or irregular heartbeat, delirium, panic, psychosis, and heart failure.

Bontril (Sales figures for off-label use as appetite suppressant not available)

Bontril (phendimetrazine) is a sympathomimetic amine, which is similar to an amphetamine. It is also known as an "anorectic" or "anorexigenic" drug. Bontril stimulates the central nervous system, which increases heart rate and blood pressure and decreases appetite. A controlled substance, it can cause rapid or irregular heartbeat, delirium, panic, psychosis, and heart failure.

Inducing Satiety (Feeling of Fullness)

Sibutramine (Removed from the market 2010)

Sibutramine, trade name Meridia (usually in the form of the hydrochloride monohydrate salt) is an oral anorexiant. Sibutramine is a neurotransmitter reuptake inhibitor that reduces the reuptake of serotonin by 53%, norepinephrine by 54%, and dopamine by 16%, thereby increasing the levels of these substances in synaptic clefts and helping enhance satiety.

Belviq (Approximately $70 Million in sales in 2014)

Lorcaserin is a selective 5-HT2C receptor agonist, and in vitro testing of the drug showed reasonable selectivity for 5-HT2C over other related targets. 5-HT2C receptor activation in the hypothalamus is supposed to activate POMC production and consequently promote weight loss through satiety. Side effects include valvular heart disease, trouble breathing, swelling of the arms, legs, ankles, or feet, dizziness, fatigue, or weakness that will not subside, fast or irregular heartbeat, changes in attention or memory, hallucinations, depression or thoughts of suicide, low blood sugar, painful erections, slow heartbeat, decreases in blood cell count and an increase in prolactin. Belviq is a federally controlled substance (“CIV”) because it may be abused or lead to drug dependence.

Preventing Fat Absorption

Orlistat (worldwide sales $400 Million in 2012, declined to $215 Million in sales in 2013)

Orlistat (also known as tetrahydrolipstatin) is a drug designed to treat obesity. It is marketed as a prescription under the trade name Xenical by Roche in most countries, and is sold over-the-counter as Alli by GlaxoSmithKline in the United Kingdom and the United States Its primary function is preventing the absorption of fats from the human diet, thereby reducing caloric intake. The effectiveness of Orlistat in promoting weight loss is definite, though modest. Orlistat is notorious for its gastrointestinal side effects (sometimes referred to as treatment effects), which can include steatorrhea (oily, loose stools).

Adjusting Metabolism

DNP (discontinued in the U.S. in 1938)

2,4-Dinitrophenol (2,4-DNP, or simply DNP), C6H4N2O5, is an inhibitor of efficient energy (“ATP”) production in cells with mitochondria. It uncouples oxidative phosphorylation by carrying protons across the mitochondrial membrane, leading to a rapid consumption of energy without generation of ATP. Prior to 1938 it was used as a dieting aid, but because it dangerously raises body temperature in a dose dependent manner, it is considered too toxic for use today. Although sales of DNP were discontinued in the U.S. in 1938, it is still being sold over the Internet as an “industrial chemical” due to its popularity with bodybuilders.

Beloranib, ZGN-1061

Beloranib was an experimental drug candidate for the treatment of obesity. It was discovered by CKD Pharmaceuticals and was being developed by Zafgen. Beloranib, an analog of the natural chemical compound fumagillin, is an inhibitor of the enzyme METAP2. It was originally designed as angiogenesis inhibitor for the treatment of cancer. However, once the potential anti-obesity effects of METAP2 inhibition became apparent, the clinical development began to focus on these effects and Beloranib has shown positive results in preliminary clinical trials for this indication. The precise mechanism for the anti-obesity effect of MetAP2 inhibitors is not well elucidated. However, non-enzymatic actions of MetAP2 to suppress activity of extracellular signal regulated kinases 1 and 2 (ERK1/2) represent one of the key mechanisms for the observed anti-obesity effect. MetAP2 inhibition results in to suppression of sterol regulatory element binding protein (“SREBP”) activity, leading to reduced lipid and cholesterol biosynthesis via ERK-related pathways. Extended fumagillin exposure results in changes in the expression patterns of hepatic and adipose tissue genes suggesting that MetAP2 inhibition also alters the relative abundance of factors involved in inflammation, consistent with reduced ERK-dependent cellular processes. Recent clinical trials with Beloranib (MetAP2 inhibitor) demonstrated an increase in the levels of key catabolic hormones adiponectin and FGF-21. Coupled with the appearance of ketone bodies (beta-hydroxybutyrate), this suggests that MetAP2 inhibition stimulates energy expenditure, fat utilization, and lipid excretion. The reduction in leptin levels was also consistent with a decrease in total adipose tissue and negative energy balance.

On December 2, 2015, the FDA notified Zafgen that the Beloranib investigational new drug application (“IND”) had been placed on complete clinical hold due to an imbalance in severe venous thromboembolic events, including two patient deaths. Subsequently Zafgen commenced development of ZGN-1061, a fumagillin-class, injectable small molecule second generation MetAP2 inhibitor that was discovered by Zafgen's researchers and has been shown to have an improved profile relative to previous inhibitors in the class, like other MetAP2 inhibitors that have shown promise in the treatment of metabolic diseases.  MetAP2 inhibitors work by re-establishing balance to the ways the body packages and metabolizes fat and by improving control of blood glucose. ZGN-1061 modulates the activity of key cellular processes that control the body's ability to make and store fat, and utilize fat and glucose as an energy source. ZGN-1061 is also anticipated to help reduce hunger and restore balance to fat metabolism, enabling calories to once again be used as a productive energy source, leading to weight loss and improved metabolic control. ZGN-1061 has an emerging safety profile and dosage form that are believed to be appropriate for the treatment of metabolic diseases, including type 2 diabetes and obesity. ZGN-1061 is in Phase 1 clinical trials, designed to characterize and confirm its pharmacokinetic profile and will evaluate safety, tolerability, and weight loss efficacy over four weeks of treatment.

As far as the Company has been able to determine, Beloranib has been the only credible metabolism adjusting drug either approved or in clinical development.

Non-Prescription Weight Loss

(Over the counter (“OTC”) diet pills, bariatric surgery, lifestyle intervention programs, fitness equipment)

The global weight loss management market is expected to reach $206.4 billion by 2019 from $148.1 billion in 2014, growing at a compound annual growth rate (“CAGR”) of 6.9%. America’s estimated 108 million dieters, about 82% of whom try to lose weight by themselves, drove the total U.S. weight loss market to revenues of $61.6 billion in 2012 and $60.6 billion in 2011, up 3.8% from $58.4 billion in 2010. Dieters shifted toward greater use of free and low-cost do-it-yourself diet plans, diet websites, OTC diet pills, meal replacements and diet books. Market data supports that the share of dieters that prefer a self-directed program was 82% during 2012, near the highest rate ever. Historically since 1989, about 70% of dieters have used a self-directed plan, but this percentage has risen due to the last recession.

Commercial weight loss chains

Sales by all commercial weight loss centers were flat in 2012 and there was no growth. Analysts estimate this segment of the weight loss industry which had sales of $3.42 billion is expected to experience a 2.7% average annual growth to 2016. Weight Watchers and NutriSystem revenues were flat in 2012, while Medifast was up and Jenny Craig declined to an estimated $343 million in sales.

Multi-level Marketing

Multi-level marketing has emerged as the growth engine for weight loss companies. This non-traditional method of selling via independent contractors or distributors is working extremely well for a few companies. Herbalife, is now the number two weight loss company in the United States. The company posted North American weight loss product sales of $529 million in 2012, up 21%. Medifast sales reached a new high of $357 million in sales 2015 and 65% of this was related to its Take Shape For Life MLM division. Visalis Sciences, another multi-level marketing company, saw its sales of meal replacements rise five-fold in 2011, to $220 million in wholesale sales.

Retail Diet Pills & Meal Replacements

The weak economy and tighter consumer weight loss budgets assisted the “do-it-yourself” trend. Dieters were attracted by the low price and easy availability. The combined sales of diet pills and meal replacements was up about 2% to $2.78 billion in 2015. Analysts forecast 6% annual gains in sales through 2016. The strong momentum is now meal replacements including shakes and nutrition bars and not OTC diet pills. Meal replacements are safer for producers because there are no ingredients that cause side effects. They can also be easily private labeled.

Diet Websites

Online dieting has a market of at least $1.1 billion and is growing 8% per year. Most sites are not profitable and are moving to a user-free, ad-supported model. WeightWatchers.com ranks number one with 1.7 million paid subscribers and revenues of $504 million in 2012.

Weight Loss Surgeries

The number of bariatric surgeries is significantly less than reported by the ASMBS (bariatric surgeon’s national society). According to government healthcare agency data, surgeries peaked at 135,000 in 2008. However, since then, insurers have imposed stricter regulations on coverage and the number of surgeries has fallen 15% to an estimated 114,000surgeries in 2015 This reduction in the number of surgeries reduced the size of the total weight loss market by $2.6 billion and translated into less business for bariatricians.

Diet Food Home Delivery Services

This is an $858 million segment of the weight loss market that has declined 7.5% from 2009. NutriSystem captures 46% of sales, but has suffered five consecutive years of declining sales. 2011-2012 continued to be challenging years for all diet food delivery services as four diet delivery services went out of business. Even NutriSystem, which is priced at the low end of $250-$300/month, felt the effects of the recession, cut prices and offered weeks of free food for auto-ship clients. The share of dieters that wants diet food delivery averaged 5.8% over the past eight years, but that fell to 4.5% in 2012.

Type 2 Diabetes

According to a report compiled by data analytics firm GlobalData, the top ten diabetes drug manufacturers have generated a total of $62 billion in 2014 global sales, a rise of 5.1% year-on-year. (This number includes approximately $16 billion in insulin sales to sufferers of Type 1 diabetes.) Among them, Novo Nordisk, Sanofi and Merck (Merck & Co had the highest diabetes drug sales, followed by Pfizer and Eli Lilly).

Novo Nordisk

Novo Nordisk led the global diabetes market in 2014, with sales of $11.3 billion. Its main diabetes products include a Glucagon-like peptide-1 (GLP-1), Victoza (liraglutide), for the treatment of type 2 diabetes 2 and a long-lasting insulin injection, Levemir.

Currently, Novo Nordisk has also been aggressively involved in research and development in its area of expertise. Its basal insulin, Tresiba, was launched in the EU market, and received FDA approval in September of 2015. Reuters’ analysts say, Tresiba will achieve sales of $ 2.2 billion by 2020.

In addition, Novo Nordisk is also developing a long-acting, weekly injected oral diabetes drug-semaglutide. With strong sales momentum and promising product line, Novo Nordisk may double its diabetes product sales within a decade. Its CEO, Kare Schultz, claims that in 2020 there will be 40 million diabetics using Novo Nordisk’s drug, increasing at least 10% in annual sales.

Sanofi

The French drug-maker Sanofi ranked second in the GlobalData’s list, with $10.7 billion in diabetes drug sales 2014.

The long-acting insulin, the world’s best-selling drugs, lost its patent protection in the United States in February, 2015, and the bio-similar LY2963016 jointly developed by Eli Lilly and Boehringer is awaiting approval.

The diabetes market competition becomes increasingly fierce, along with emergence of Tresiba, Novo Nordisk’s new rival, which greatly affected the sales of Sanofi’s Lantus. In 2014, the drug generated $7 billion in sales, but only 1.6 billion euros in first-quarter sales in 2015, down 5% globally and 13% in the US.

However, the new launches including Lyxumia, Toujeo and inhaled insulin Afrezza, will help to make up for the sales shortfall by Lantus in the future.

Merck

Merck ranked third, bringing in $7.4 billion in sales in 2014, a 0.7% decrease compared to 2013. Merck relies on its DPP-4 inhibitor Januvia and combination drug Janumet which contribute to sales. Januvia contributes up to $6 billion in sales per year, but faces competition from the generic drug market.

Recently, however, Merck announced that Januvia passed a key heart safety test in a large study trial, proving that it would not increase the risk of heart failure. Bernstein & Co. analyst Tim Anderson said that positive trial news can stimulate Januvia/ Janumet sales growth by 10% by 2020.

Pfizer & Eli Lilly

Pfizer and Eli Lilly, with $7.3 billion and $4.5 billion of diabetes sales placed fourth and fifth respectively. In 2013, Pfizer signed a contract with Merck for co-development of a new drug for patients with type 2 diabetes.

Meanwhile, Eli Lilly relies on its fast-acting insulin, Humalog, to contribute to rapid sales growth, and is waiting for its newly approved antidiabetic drugs–Trulicity to boost sales. In addition, Lilly’s combination diabetes drug Glyxambi, co-marketed with Boehringer, received FDA approval in February 2015, and another diabetes drug, Synjardy, was also approved in Europe in May, 2015. The two drugs are expected to bolster Eli lilly’s sales in 2016.

Regulation

U.S. Food and Drug Administration

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business.

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of extensive nonclinical, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (“GLP”) regulations;

•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as current good clinical practices (“cGCPs”) to establish the safety and efficacy of the proposed drug for its proposed indication;

•	Submission to the FDA of an NDA, for a new drug;

•	A determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice requirements (“cGMP”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

The data required to support an NDA is generated in two distinct development stages, pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which supports subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”)s at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (REMS) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

Orphan Drug Designation

We may choose to pursue Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the various sections of the application, the FDA agrees to accept certain sections of the application prior to complete submission of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the drug, such as:

•	distribution restricted to certain facilities or physicians with special training or experience; or

•	distribution conditioned on the performance of specified medical procedures.

The limitations imposed would be commensurate with the specific safety concerns presented by the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Pediatric Trials

Recently, the Food and Drug Administration Safety and Innovation Act (“FDASIA”) which was signed into law on July 9, 2012, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely upon third parties for the production of clinical and commercial quantities of its products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including but not limited to, adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Health Care Reform Law, as amended by the Health Care and Education Affordability Reconciliation Act (“ACA”). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of its currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

European Union Drug Development

In the European Union, our future products may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC (“Directive”) has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (“NCA”) and one or more Ethics Committees (“ECs”). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation is currently undergoing a revision process mainly aimed at uniforming and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency.

European Union Drug Review and Approval

In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the European Union, excluding Croatia, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations, Community MA and National MA.

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the CHMP of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SPC”) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e. in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Orphan Designation and Exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product.

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Health Insurance Portability and Accountability Act

Under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the United States Department of Health and Human Services (“HHS”) has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

Our plans on developing policies and procedures to comply with these regulations by any respective compliance enforcement dates. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements.

In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that will be applicable to our operations. New laws governing privacy may be adopted in the future as well. We will take steps to comply with health information privacy requirements to which it is aware will apply. However, we can provide no assurance that we will be in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

Federal and State Physician Self-referral Prohibitions

We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar restrictions under California’s Physician Ownership and Referral Act (“PORA”). Together these restrictions generally prohibit us from billing a patient or any governmental or private payor for any drug when the physician ordering the drug, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity exceeding $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician.

However, in the event that we enter into any compensation arrangements with physicians we cannot be certain that regulators would find these arrangements to be in compliance with Stark, PORA or similar state laws. In such event, we would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

Sanctions for a violation of the Stark Law include the following:

•	denial of payment for the services provided in violation of the prohibition;

•	refunds of amounts collected by an entity in violation of the Stark Law;

•	a civil penalty of up to $15,000 for each service arising out of the prohibited referral;

•	possible exclusion from federal healthcare programs, including Medicare and Medicaid;

•	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

These prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required for a violation. In addition, under an emerging legal theory, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act.

Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. Finally, other states have self-referral restrictions with which the Company has to comply that differ from those imposed by federal and California law. It is possible that any financial arrangements that we may enter into with physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

Federal and State Anti-kickback Laws

The Federal Anti-kickback Law makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. A violation of the Anti-kickback Law may result in imprisonment for up to five years and fines of up to $250,000 in the case of individuals and $500,000 in the case of organizations. Convictions under the Anti-kickback Law result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs.

Actions which violate the Anti-kickback Law or similar laws may also involve liability under the Federal False Claims Act, which prohibits the knowing presentation of a false, fictitious or fraudulent claim for payment to the U.S. Government. Actions under the Federal False Claims Act may be brought by the Department of Justice or by a private individual in the name of the government.

Although the Anti-kickback Law applies only to federal health care programs, a number of states, including New York, have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors.

Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals and opportunities. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between health care providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-kickback Law, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals.

In addition to statutory exceptions to the Anti-kickback Law, regulations provide for a number of safe harbors. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-kickback Law. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection.

Among the safe harbors that may be relevant to us is the discount safe harbor. The discount safe harbor potentially applies to discounts provided by providers and suppliers, including laboratories, to physicians or institutions where the physician or institution bills the payor for the drug, not when the Company bills the payor directly. If the terms of the discount safe harbor are met, the discounts will not be considered prohibited remuneration under the Anti-kickback Law. The Company anticipates that this safe harbor may be potentially applicable to any agreements that it enters into to sell its products to hospitals where the hospital submits a claim to the payor.

The personal services safe harbor to the Anti-kickback Law provides that remuneration paid to a referral source for personal services will not violate the Anti-kickback Law provided all of the elements of that safe harbor are met. One element is that, if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part-time basis, rather than on a full-time basis for the term of the agreement, the agreement specifies exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Failure to meet the terms of the safe harbor does not render an arrangement illegal. Rather, such arrangements must be evaluated under the language of the statute, taking into account all facts and circumstances.

In the event that the Company enters into relationships with physicians, hospitals and other customers, there can be no assurance that our relationships with those physicians, hospitals and other customers will not be subject to investigation or a successful challenge under such laws. If imposed for any reason, sanctions under the Anti-kickback Law or similar laws could have a negative effect on our business.

Other Federal and State Fraud and Abuse Laws

In addition to the requirements that are discussed above, there are several other health care fraud and abuse laws that could have an impact on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal health care programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations.

Further, the Federal False Claims Act prohibits a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs.

Environmental Laws

We expect to be subject to regulation under federal, state and local laws and regulations governing environmental protection and the use, storage, handling and disposal of hazardous substances. The cost of complying with these laws and regulations may be significant. Our planned activities may require the controlled use of potentially harmful biological materials, hazardous materials and chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have.

Intellectual Property

International Publication Date 29 September 2011:

1.	A method for determining a putative agent that treats or prevents cancer and/or obesity or that increases insulin sensitivity, the method comprising determining whether the agent inhibits Fyn kinase activity or the interaction between Fyn and LKB-1.

2.	May comprise:

a.	contacting cells with the putative agent and measuring cell growth;

b.	contacting cells with the putative agent and measuring cell energy expenditure; or

c.	contacting cells with the putative agent and measuring phosphorylation of LKB-1 tyrosine residue 261 and/or tyrosine residue 365, wherein a decrease in cell growth or phosphorylation of LKB-1 tyrosine residue 261 and/or tyrosine residue 365 or an increase in cell energy expenditure indicates that the putative agent inhibits Fyn kinase activity or the interaction between Fyn and LKB-1

3.	Provides a method of preventing or treating cancer and/or obesity or increasing insulin sensitivity in a subject, the method comprising administering to the subject a therapeutically effective amount of an agent or pharmaceutical composition that inhibits Fyn kinase or the interaction between Fyn and LKB1.

4.	Provides the use of an agent that inhibits Fyn kinase activity or the interaction between Fyn and LKB1 to prevent or treat cancer.
5.	Provides the use of an agent that inhibits Fyn kinase activity or the interaction between Fyn and LKB1 to increase insulin sensitivity.

NBP has retained qualified patent counsel in all matters relating to our technologies. This has been accomplished in conjunction with the resources of the Albert Einstein College of Medicine. The Company believes that clear and extensive patent coverage for its technologies is central to long-term success and will invest accordingly. This applies to both domestic and international patent coverage.

NBP has received notice of allowance from the USPTO for a trademark covering the use of the name.

NBP also seeks to ensure a competitive position and add to its intellectual property portfolio through partnerships, joint development and joint venture agreements.

Corporate Information and History

The Company was incorporated in Delaware on April 17, 2013. On May 17, 2016, we entered into an Agreement and Plan of Reorganization by and among Nexus Bio Pharma, Inc. a Delaware corporation (“Nexus”), the Company and Nexus Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company. Acquisition Corp. merged with Nexus with the latter as the surviving company in the merger. Our principal executive offices are located at JLABS @ TMCx, Suite J, 2450 Holcombe Boulevard, Houston, Texas 77021, and our telephone number is (832) 758-7488. Our fiscal year end is February 28.

EMPLOYEES

As of July 5, 2017, we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.       RISK FACTORS

We are at an early stage of development as a company and does not have, and may never have, any products that generate revenues.

We are at an early stage of development as a life sciences company. At this time, we do not have any commercial products that generate revenues. Our existing product candidates will require additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide any revenues. Given the stage of development, we do not expect to be able to market any of our product candidates for a number of years. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues, or any revenues at all. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of losses and expect to incur net losses for the foreseeable future.

We have incurred substantial net losses since our inception. For the fiscal years ended February 28, 2017 and February 29, 2016, we incurred net losses of $686,100 and $1,152,904 respectively. From our inception in July 2013 through February 28, 2017, we had an accumulated deficit of approximately $3,294,447 To date, we have not achieved, and may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue developing, commercializing and enhancing our existing weight loss therapeutic and to develop future therapies. We expect to incur additional losses in the future and may never achieve profitability.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In fiscal year 2016, we have incurred significant costs in connection with the development of its weight loss therapeutic. Our research and development expenses were $31,404 for the year ended February 28, 2017 and $233,835 for the year ended February 29, 2016. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical utility of our weight loss therapeutic and develop additional therapeutics in its product portfolio. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of its common stock to decline.

We do not have our own research facilities and will be dependent on third parties for product development.

We do not have our own research and development facilities and have engaged a clinical research organization, BioFocus plc, a Charles River Laboratories subsidiary, to perform our drug discovery research and development. In the future we may engage consultants and independent contract research organizations in addition to BioFocus to design and conduct clinical trials in connection with the further development of our products. As a result, these important aspects of a product's development will be outside our direct control. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with us or will perform those obligations satisfactorily.

If we fail to obtain additional financing, we will be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

We will be required to raise additional capital to complete the development and commercialization of our current and future product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trialsand/or our therapeutics.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for our future products, their commercial success could be compromised.

We have not yet set a retail price for our weight loss therapeutic for when it becomes available to patients. Physicians and patients may decide not to prescribe our weight loss therapeutic unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all, of the drug’s price. There is significant uncertainty concerning third-party reimbursement of any drug incorporating new technology, including our therapeutic and any of our future therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that drugs using our technologies are:

•	not experimental or investigational,
•	medically necessary,
•	appropriate for the specific patient,
•	cost-effective, and
•	supported by peer-reviewed publications.

Since each payor makes its own decision as to whether to establish a policy regarding reimbursement, seeking these approvals is a time-consuming and costly process. To date, we have not secured policy-level reimbursement approval from any third-party payors and have no approvals for state Medicaid programs. We cannot be certain that coverage for our products will be provided in the future by any third-party payors.

Several entities conduct technology assessments of new medical therapeutics, tests, and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a therapeutic, test, or procedure. These assessments have not yet been carried out in the case of our therapeutic. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third party reimbursement to the Company.

Insurers, including managed care organizations as well as government payors such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors has occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased utilization of some pharmaceuticals in the pharmaceutical industry.

If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our products, or if the amount reimbursed are inadequate, our ability to generate revenues from our products could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with the Company at any time or stop paying for our drugs, which would reduce our revenue.

We may experience delays in our drug development program that could adversely affect our financial position and our commercial prospects.

Any delays in completing our drug development program may delay our ability to raise additional capital or to generate revenue from product sales, and we may have insufficient capital resources to support its operations. Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical trials.

Testing of potential products will be required and there is no assurance of FDA or any other regulatory approval.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of both therapeutic and diagnostic biomedical products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and varies substantially based upon the type, complexity, and novelty of the product. The effect of government regulation and the need for FDA approval may delay marketing of new products for a considerable period of time, impose costly procedures upon NBP’s activities and provide an advantage to larger companies that compete with NBP. There can be no assurance that FDA or other regulatory approval for any products developed by NBP will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on NBP’s ability to utilize any of its technologies, thereby adversely affecting NBP’s operations. Human diagnostic and pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. Among the uncertainties and risks of the FDA approval process are the following: (i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the product, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the product in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for FDA approval of a product may extend years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval, if needed, of our product candidates.

The eventual testing of our product candidates in human clinical trials may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure that any of our product candidates will be safe for human use.

Because of adverse events in clinical trials and side effects in wider patient populations caused by previous weight loss drugs we may experience additional scrutiny by regulatory authorities.

Our technology platform provides the Company the opportunity to develop therapeutic candidates to promote weight loss in overweight, obese, and severely obese patients. This patient population, particularly the morbidly obese (a BMI of 40 or more, or 35 or more and experiencing obesity-related health conditions, such as high blood pressure or diabetes), is subject to other health related problems that add to the difficulties of working with them as a clinical trial population. Further, a number of approved weight loss therapeutics have been subsequently removed from the market by regulatory authorities due to dangerous side effects.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.

The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for its current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including: (i) a product candidate may not be safe or effective; (ii) the manufacturing processes or facilities we has selected may not meet the applicable requirements; and (iii) changes in FDA’s approval policies or adoption of new regulations may require additional work. Any delay in, or failure to receive or maintain, regulatory approval for any of our products could prevent we from ever generating meaningful revenues or achieving profitability.

Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including our withdrawal from the market. Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

Delays in the commencement or completion of clinical testing could significantly increase our drug development costs and delay commercialization.

Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of its clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our drug. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our drug, or to become profitable.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to regulations by both the federal government and the states in which we conducts our business, including, but not limited to:

•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the federal Medicare and Medicaid Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements; and

•	the federal civil and criminal False Claims Act.

We have and will continue to adopt policies and procedures designed to comply with these laws, including policies and procedures relating to financial arrangements between the Company and physicians who prescribe our drug. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of the Company being found in violation of these laws and regulations is further increased by the fact that many of the foregoing laws have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against the Company for violation of these laws or regulations, even if we successfully defends against such actions, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties damages and fines. Furthermore, we could be required to refund payments received and/or curtail or cease its operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Initially our financial results will depend on sales of one drug, our weight loss therapeutic, and we will need to generate sufficient revenues from this and other diagnostics or therapies to run its business.

When we begin generating revenue, we expect to derive substantially all of our revenues from sales of one drug, its weight loss therapeutic. We are in the beginning stages of research and development for applications of its technology in other areas such as type 2 diabetes, neurodegenerative disease, life extension and cancer that we may offer as well as for enhancements to its existing drug. We do not currently expect to commercialize these additional drugs for additional indications until NBP has commercialized its weight loss therapeutic. If we are unable to increase sales of our weight loss drug or to successfully develop and commercialize other enhancements or therapeutics, our future revenues and our ability to achieve profitability would be impaired, and the market price of its common stock could decline.

We may experience limits on our revenues if physicians decide not to prescribe our drugs.

If medical practitioners do not prescribe our weight loss therapeutic or any future drugs developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make patients and physicians aware of the benefits of its weight loss therapeutic and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to prescribe our drug due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians prescribe our drug physicians may still decide not to prescribe either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of the merits of our drug. If only a small portion of the physician population decides to prescribe our drug, the Company will experience limits on its revenues and its ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our drugs.

Some patients may decide not to use our drug due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our drug patients may still decide not to use it either because despite safety data to the contrary they fear side-effects or they wish to pursue a particular course of therapy regardless of the merits of our drug. If only a small portion of the patient population decides to our drug, the Company will experience limits on its revenues and its ability to achieve profitability.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, the Company’s operating results and competitive position would be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of obesity. These advances require that the Company continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our drug could become obsolete unless we continually innovate and expands our products to demonstrate treatment benefit.

If we become subject to product liability claims, the damages may exceed insurance coverage levels.

We will obtain liability insurance for our product candidates as each is entered into human clinical trials. We cannot predict all of the possible harms or side effects that may result from the use of our products and, therefore, the amount of insurance coverage the Company currently holds, or that NBP or its collaborators may obtain, may not be adequate to protect the Company from any claims arising from the use of its products that are beyond the limit of its insurance coverage. If the Company cannot protect against potential liability claims, the Company or its collaborators may find it difficult or impossible to commercialize its products, and it may not be able to renew or increase its insurance coverage on reasonable terms, if at all.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize its products effectively.

We may have a limited infrastructure in sales, marketing and distribution. To directly market and distribute any products, we must effectively build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms.

In the future we may rely on third party manufacturers and may be unable to control the availability or cost of producing our products.

There can be no assurance that the Company’s products, if commercialized, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Establishing a replacement source for any of our products could require significant time and additional expense. Furthermore, third party manufacturers may encounter manufacturing or quality control problems or may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture the Company’s products. Any such failure could delay or prevent the Company from receiving regulatory approvals and marketing its products.

If we do not find development and commercialization collaborators for our product candidates, we may have to reduce or delay the rate of product development and commercialization and increase our expenditures.

We may plan to enter into relationships with selected pharmaceutical or biotechnology companies to help develop and commercialize its product candidates in the field of therapeutics. If we are not able to establish such collaborative arrangements, it may have to reduce or delay further development of some of its programs, increase its planned expenditures and undertake development and commercialization activities at its own expense.

If we enter into development or commercialization collaborations with pharmaceutical or biotechnology companies, these relationships will also be subject to a number of risks, including: (i) collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to renew research and development programs; (ii) collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require the development of a new formulation of a product candidate for clinical testing; (iii) a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and (iv) disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant legal proceedings.

Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt commercialization of our drug and increase its costs.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for our drug based on existing healthcare policies. Future changes in healthcare policy could substantially interrupt the sales of our drug, increase costs and divert management’s attention. The Patient Protection and Affordable Care Act signed into law on March 23, 2010 may subject the pricing of health care goods and services, including diagnostics and prescription drugs, to government control and to make other unforeseen changes to U.S. health care system. It is uncertain what actions federal, state or private payors for health care treatment and services may take in response to this or any subsequent legislation. Wecannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

Our success depends on retention of our founder.

We are highly dependent on members of its management, including Warren C. Lau. Our future success also will depend in large part on NBP’s continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and governmental regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales and reimbursement of our products, together with its general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe is the current best practices, we cannot assure that it is or it will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Our operations may involve hazardous materials, and compliance with environmental laws and regulations is expensive.

Our future research and development activities may involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials including human tissue samples that have the potential to transmit diseases. Our operations may also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. NBP generally may contract with third parties for the disposal of such substances. While we believe that we will comply with then current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our activities may require the controlled use of potentially harmful biological materials, hazardous materials and chemicals and may in the future require the use of radioactive compounds. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our operating results.

Risks Related to Intellectual Property

If we are unable to protect its intellectual property, we may not be able to compete effectively.

Our success will depend in part on our ability to obtain patents and enforce patent protection of our technologies and products, both in the United States and other countries to prevent our competitors from developing, manufacturing and marketing products based on our technology. The patent positions of biotechnology companies including the Company, are generally uncertain and involve complex legal and factual questions. NBP will be able to protect its intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by any valid and enforceable patents or are effectively maintained as trade secrets. We could incur substantial costs in seeking enforcement of any eventual patent rights against infringement, and we cannot guarantee that patents that we obtain or in-licenses will successfully preclude others from using technology that we rely upon. We have applied and intend to apply for patents in the United States and other countries covering our technologies and therapies when it deems appropriate. However, these applications may be challenged or may fail to result in issued patents. We cannot predict the breadth of claims that maybe allowed and issued in patents related to biotechnology applications. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the United States.

The coverage claimed in a patent application can be significantly narrowed before a patent is issued, both in the United States and other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents. Any patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing therapeutic products based on our technology or proprietary therapies. Once any such patents have issued, we cannot predict how the claims will be construed or enforced. Furthermore, others may independently develop similar or alternative technologies or design around our patents.

To the extent patents may be issued, we do not know whether these patents will be subject to further proceedings that may limit their scope, provide significant proprietary protection or competitive advantage, or cause them to be circumvented or invalidated. Furthermore, patents that may issue on our pending applications may become subject to dispute, including interference, reissue or reexamination proceedings in the United States, or opposition proceedings in foreign countries. Any of these proceedings could result in the limitation or loss of rights.

We may rely on trade secret protection for its confidential and proprietary information. We have taken measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect its proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, competitors may independently develop or may have already developed substantially equivalent proprietary information or may otherwise gain access to our trade secrets.

The pending patent applications that we have in-licensed or that we may in-license in the future may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the USPTO will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

From time to time, the United States Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and any such changes could have a negative impact on our business.

Litigation or third party claims of intellectual property infringement could impair our ability to develop and commercialize its products successfully.

Our success will depend in part on our ability to avoid infringing patents and proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to its technologies. A number of pharmaceutical companies, biotechnology companies, independent researchers, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned by or licensed to us. For instance, a number of patents may have issued and may issue in the future on drugs and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

We have no knowledge of any infringement or patent litigation, threatened or filed at this time. It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on its patent, it may sue we even if we have received patent protection for our technology. Third parties may claim that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize its products.

Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell its products if we lose our existing rights or cannot obtain new rights on reasonable terms.

We license technology necessary to develop our products from third parties. For example, we license technology from Albert Einstein College of Medicine that we use in our sponsored research to develop therapeutics. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margin on our drug. We may need to license other technology to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fails to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

Risks Related to our Securities

Insiders have substantial control over NBP, and they could delay or prevent a change in our corporate control even if our other stockholders wanted such change to occur.

Our executive officers, directors, and principal stockholders hold approximately 21.9% of our outstanding common stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with the Company even if our other stockholders wanted such change to occur.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Currently, we are quoted on the OTC Pink, where an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

In order to raise sufficient funds to fund our operations, we may have to issue additional securities at prices, which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Pink quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially and adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we became a public company by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger”. Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Our common stock is considered “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect your ability to sell shares.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact NBP’s shareholders.

OTC Markets’ securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Markets’ reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

NBP’s management is aware of the abuses that have occurred historically in the penny stock market.

ITEM 2.       PROPERTIES.

Our headquarters are located at JLABS @ TMCx, Suite J, 2450 Holcombe Boulevard, Houston, Texas 77021.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.       MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol "NEXS."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Pink. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. Through May, 2016, there was no trading in the Company’s common stock.

	Fiscal 2017
Quarter Ended	High	Low
May 31	$.40	$.18	$	$
August 31	$.42	$.22	$	$
November 30	$.88	$.25	$	$
February 28	$.49	$.28	$	$

Common Stock

As of July 5, 2017, our common stock was held by 24 stockholders of record and we had 64,300,000 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Transfer Agent

The Company's registrar and transfer agent is Action Stock Transfer, Salt Lake City, Utah.

Securities Authorized for Issuance Under Equity Compensation Plan

We currently do not have any equity compensation plan.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

N/A

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial data discussed below is derived from our audited financial statements covering the fiscal years ended February 28, 2017 and February 29, 2016, which are found elsewhere in this Current Report on Form 10-K. Our audited financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and you should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our financial statements and the related notes to those statements included elsewhere in this Current Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Current Report on Form 10-K. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe under “Risk Factors” in this report. Actual results may differ materially from any forward looking statement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-K. Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our audited consolidated financial statements and the financial data included in this Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Financial Operations Overview

Revenues

We currently do not have any revenues. We expect to derive our revenues from product sales and contract research arrangements. We operate in one industry segment. Initially, our product revenues will be derived solely from the sale of our weight loss drug. Payors will be generally billed upon retail sales by pharmacies. Product revenues will be recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectability is reasonably assured. Initially we anticipate that all product revenues recognized will reflect cash collections. Contract revenues may be derived from studies conducted with biopharmaceutical and pharmaceutical companies and will be recorded on an accrual basis upon completion of the contractual obligation.

Cost of Product Revenues

Cost of product revenues represents the cost of materials, direct labor, costs associated quality control analyses, license fees, marketing, selling (whether direct sales force or contract sales) and delivery charges.

Research and Development Expenses

Research and development expenses from our inception through February 28, 2014 were $0, $1,149,740 for the year ended February 28, 2015 and $233,835 for the year ended February 29, 2016 and $31,404 for the year ended February 28, 2017. Substantially all of these expenses were focused on the research and development of our weight loss drug. During this time, our weight loss drug was the only product under development.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from our weight loss drug, are in the planning phase, and the earliest we expect another program to reach the pre-clinical development stage is early 2018. However, the expected time frame that a product related to one of these other indications can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of indications.

We do not record or maintain information regarding costs incurred in research and development on a program or project specific basis. Our research and development staff working under sponsored research agreements and consulting agreements and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. We believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of our weight loss drug will consist primarily of personnel costs and education and promotional expenses. We expect these expenses to include the costs of educating physicians and other healthcare professionals regarding our technologies, how our weight loss drug was developed and validated and the value of the weight loss, blood chemistry improvement, and general health benefit that our drug provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to our drug. Sales and Marketing expenses from our inception through February 28, 2017 were $0.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, accounting costs and other professional and administrative costs. General and Administrative expenses for the year ended February 28, 2017 were $623,683 and for the year ended February 29, 2016 were $917,148. Personnel costs remained at $175,000 and 175,000 from 2016 to 2017. Legal costs and accounting costs, increased from $109,802 to $201,048 from 2016 to 2017, respectively. Other professional and administrative costs decreased from $632,346 to $247,635 from 2016 to 2017, respectively.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this 10-k. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

 Research and Development Costs

       Research and development costs are charged to operations when incurred and are included in operating expense.

Stock-Based Compensation

       We account for stock based compensation in accordance with ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize stock-based compensation expense on a straight-line basis over the requisite service period. . Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at the earlier of the commitment date or completion of services.

Results of Operations

Comparison of the Years Ended February 28, 2017 and February 29, 2016

Revenues. There were no revenues for the fiscal years ended February 29, 2016 and February 28, 2017 because we have not yet commercialized our weight loss drug.

Cost of Product Revenues. No cost of product revenues were recorded in the fiscal years ended February 29, 2016 and February 28, 2017 because we have not yet commercialized our weight loss drug.

Selling and Marketing Expenses. There were no selling and marketing expenses recorded for the year ended February 28, 2017 and February 29, 2016 because we have not yet commercialized our weight loss drug.

Research and Development Expenses. Research and development expenses were $31,404 for the fiscal year ended February 28, 2017 as compared to $233,835 for the fiscal year ended February 29, 2016. This represents a decrease of $202,431 over the year ended February 29, 2016. This decrease resulted primarily from lack of available capital to pursue our research and development activities.

General and Administrative Expenses. General and administrative expenses totaled $623,683 for the fiscal year ended February 28, 2017 as compared to $917,148 for the fiscal year ended February 29, 2016. This represents a decrease of $293,465 over the year ended February 29, 2016. This decrease was due in large part to stock based compensation expenses in the earlier period and also in part to decreases in costs for legal, including intellectual property, accounting and other professional costs.

Interest Income (Expense). We made no interest payments on borrowings during the year ended February 28, 2017 or February 29, 2016. We had interest expense of $31,030 for the year ended February 28, 2017, and interest income of $17 for the year ended February 28, 2017. We had interest expense of $1,111 for the year ended February 29, 2016.

Net Loss. We incurred net loss of $686,100 during the fiscal year ended February 28, 2017 compared to a net loss of $1,152,904 for the fiscal year ended February 28, 2016. The net loss decreased year over year due to the effect of stock based compensation paid to our Licensor in the 2016 period, with no similar compensation paid during fiscal year 2017.

Liquidity and Capital Resources

Since our inception we have incurred significant losses and, as of February 28, 2017, we had an accumulated deficit of $3,294,447. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and promissory notes, including the sale of $60,000 in Convertible Notes, and the sale of a $292,500 Non-Recourse Note. Through February 28, 2017 we received net proceeds of $862,500 through the sale of common stock, the Equity Line of Credit, and Notes to investors. As of February 28, 2017, we had cash and cash equivalents of $77.

Cash Flows

As of February 28, 2017, we had $77 in cash and cash equivalents, compared to $9,925 as of February 29, 2016.

Net cash used in operating activities was $(492,409) for the year ended February 28, 2017 compared to net cash used of $72,928 for the year ended February 29, 2016, The increase in cash used of $419,481 was primarily due to cash used in operations during the period.

Net cash used in investing activities was $9,939 for the year ended February 28, 2017, compared to $0 for the year ended February 29, 2016. We expect amounts used in investing activities to increase in 2018 and beyond as we expand research and development activities and establish and add capacity in our laboratory.

Net cash provided by financing activities during the year ended February 28, 2017 was $492,500, compared to $60,801 for the year ended February 28, 2016. Financing activities consisted primarily of the sale of a non-recourse note, proceeds from the equity line of credit and convertible notes for the years ended February 29, 2017 and February 28, 2016.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Because we believe our current capital resources are not sufficient to support our operations and there can be no assurance that we will be successful in obtaining additional financing on favorable terms, or at all, there is substantial doubt about our ability to continue as a going concern. We will, however, seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. Our consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

Contractual Obligations

As of February 28, 2017, we had the following contractual commitments:

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

We have, effective February 1, 2017, entered into a License Agreement with Janssen R & D, a division of Johnson and Johnson, Inc., for space at JLABS @ TMCx. Our monthly lease obligation under the terms of the license agreement is $500 per month.

Beginning in the second half of calendar 2017, we intend to consider arrangements with JLABS @ TMCx for acquisition of additional laboratory space at the JLABS facility so that we may be able to make use of laboratory equipment, computer hardware and software, and equipment at the facility. We cannot at this time provide assurances that we will be able to enter into agreements with JLABS @ TMCx on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs, which we expect to fund in part with the proceeds of private placements of our securities. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that the proceeds from the private placements and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able obtain financing, if at all or upon terms that will be acceptable to us.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies to obtain equity or debt financing. While the credit markets have improved over the last year, it remains difficult for smaller companies to obtain financing on reasonable terms.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our weight loss drug billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for our weight loss drug billings.

There is uncertainty as to whether we will be able to continue our operations without an immediate injection of capital. We currently have $4,491 in cash and cash equivalents.

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding, we may have to abandon our development plans and terminate our operations..

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of February 28, 2017, we had cumulative net operating loss carryforwards for federal income tax purposes of $1,688,424 If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in the year 2035. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change.” The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Recent Accounting Pronouncements

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of February 28, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of February 28, 2017, our internal control over financial reporting is not effective based on the following material weaknesses: lack of an Audit Committee, lack of proper segregation of duties, and lack of a formal review process related to financial reporting that includes multiple levels of review.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
Warren C. Lau	63	Chief Executive Officer, Chief Financial Officer, President, Secretary, Director

The following is a brief account of the business experience during the past five years of our sole director and executive officer:

Warren C. Lau has served as the Founder, Chairman, President and Chief Executive Officer of Nexus BioPharma, Inc., a company developing a treatment for obesity, from the formation of the company in 2014 until the present. He is also currently the Founder, President and Chief Executive Officer of TransChem, Inc., a company involved in the development of high affinity, highly specific therapeutics using transition state chemistry. Previously Mr. Lau served as the Founder, President and Chief Executive Officer, and Director of MetaStat, Inc., a developer of diagnostic, prognostic, and therapeutic approaches to cancer metastasis, from the formation of the company in 2009 until 2014.

Mr. Lau is qualified to serve on the Board of Directors because of his extensive experience in the biotech industry and his experience founding and heading up small start-up businesses.

COMMITTEES OF THE BOARD

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be performed by a committee. We do not currently have an audit committee financial expert.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

LEGAL PROCEEDINGS

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;
●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended February 28, 2017 all such reports were timely filed, except that a Form 3 was filed late by Crocus Bay Ventures LLC was not filed on a timely basis.

Changes in Nominating Procedures

No changes have been made to the procedures by which security holders may recommend nominees to our Board

ITEM 11.       EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Warren C. Lau	2017	175,000	(1)	-0-	-0-	-0-	-0-	175,000	-0-	-0-
	2016	145,000	(2)	-0-	-0-	-0-	-0-	145,000	-0-	-0-

(1) During the fiscal year 2017 $31,308 of Mr. Lau’s compensation was accrued.

(2) During the fiscal year 2016 $138,815 of Mr. Lau’s compensation was accrued.

Employment Agreements

On March 1, 2014 NBP entered into an employment agreement with Warren Lau (the “Employment Agreement”). The Employment Agreement is for a term of three years (the “Initial Term”) and may be renewed for successive three-year periods following the Initial Term. Pursuant to the Employment Agreement, Mr. Lau shall receive a base salary of $125,000, for the employment year 2014 which commenced on March 1, 2014 through February 28, 2015, $145,000 for the employment year 2015 which commenced March 1, 2015 through February 29, 2016 and $175,000 for the employment year 2016, which commenced March 1, 2016 and runs through February 29, 2017and shall be entitled to receive an annual bonus as determined by NBP’s board of directors based upon the achievement of certain business-related goals (the “Annual Bonus”). For purposes of the Employment Agreement, employment year commences on March 1 each year for a period of twelve months. The Company’s s board of directors may award Mr. Lau a bonus in addition to the Annual Bonus based upon the achievement of certain other business-related goals as determined by the board of directors. The Company shall reimburse Mr. Lau for all reasonable out-of-pocket expenses paid or incurred by him in the course of his employment, costs of living expenses while Mr. Lau conducts business outside of New Jersey, relocation expenses, as applicable, automobile expenses and expenses related to the rental of office space. The Company shall pay all reasonable office rental expenses for a period of twelve months after the termination of the Employment Agreement. In addition, Mr. Lau shall be offered the opportunity to participate in pension, life insurance, accident insurance, health insurance, hospitalization and any other employee benefit plan adopted by the Company. Pursuant to the terms of the Employment Agreement, Mr. Lau shall not, during the twelve month period following the termination of the Employment Agreement, compete with the Company in the field of AMPK activators, in any way cause or influence any employees of the Company to be employed by a company which competes with it or persuade or attempt to persuade any customer, client or research and development partner of the Company to cease or reduce its business with the Company.

Employee Benefit Plans

The Company currently has no benefit plans in place for its employees.

Stock Option Plan

The Company has no stock option plan.

Director Compensation

Directors receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Currently, our directors do not receive monetary compensation for their service on the Board of Directors.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 5, 2017, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from July 5, 2017 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of July 5, 2017 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Nexus Biopharma, Inc.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Warren Lau, Chief Executive Officer, Chief Financial Officer, President, Secretary, Director (2)	7,899,741	12.3%
All Officers and Directors as a group (1 person)	7,899,741	12.3%
Crocus Bay Ventures LLC (3)	7,192,981	11.2%
Albert Einstein College of Medicine (4)	8,333,647	13%

(1) Based upon 64,300,000 shares issued and outstanding as of July 5, 2017.

(2) Does not include shares underlying a convertible promissory note in the principal amount of $21.94 issuable to the holder as consideration pursuant to that certain Amended and Restated Agreement and Plan of Reorganization by and among the Company, BioPharma, Inc., a Nevada Company and Nexus Acquisition Corp., dated as of June 9, 2016. Effective upon filing a Certificate of Designation setting forth the rights and preferences of a newly designated class of Preferred Stock of the Company, the promissory note shall be automatically converted into 219,437 shares of such designated class of Preferred Stock, which preferred shares may convert into 7,899,741 shares of common stock, subject to a 4.99% ownership limitation. Due to the 4.99% ownership limitation, the holder shall not be deemed to beneficially own the 7,899,741 shares of common stock.

(3) The address for the stockholder is P.O. Box 2422 Westport, CT 06880. Matthew I. Balk in his capacity as Managing Member holds the voting and dispositive power over the shares held. Does not include shares underlying a convertible promissory note in the principal amount of $19.98 issuable to the holder as consideration pursuant to that certain Amended and Restated Agreement and Plan of Reorganization by and among the Company, BioPharma, Inc., a Nevada Company and Nexus Acquisition Corp., dated as of June 9, 2016. Effective upon filing a Certificate of Designation setting forth the rights and preferences of a newly designated class of Preferred Stock of the Company, the promissory note shall be automatically converted into 199,805 shares of such designated class of Preferred Stock, which preferred shares may convert into 7,192,981 shares of common stock, subject to a 4.99% ownership limitation Due to the 4.99% ownership limitation, the holder shall not be deemed to beneficially own the 7,192,981 shares of common stock.

(4) The address for the stockholder is 1300 Morris Park Ave, Bronx, NY 10461. Jed M. Shivers in his capacity as Associate Dean for Finance and Administration holds the voting and dispositive power over the shares held. Does not include shares underlying a convertible promissory note in the principal amount of $23.15 issuable to the holder as consideration pursuant to that certain Amended and Restated Agreement and Plan of Reorganization by and among the Company, BioPharma, Inc., a Nevada Company and Nexus Acquisition Corp., dated as of June 9, 2016. Effective upon filing a Certificate of Designation setting forth the rights and preferences of a newly designated class of Preferred Stock of the Company, the promissory note shall be automatically converted into 231,490 shares of such designated class of Preferred Stock, which preferred shares may convert into 8,333,647 shares of common stock, subject to a 4.99% ownership limitation. Due to the 4.99% ownership limitation, the holder shall not be deemed to beneficially own the 8,333,647 shares of common stock.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into.

Director Independence

Our director is not independent as the term "independent" is defined under the NASDAQ Marketplace Rules.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by the independent registered accountants during 2017 and 2016 for the audit of our annual financial statements for the fiscal year totaled approximately $[__] and $[__], respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2017 and 2016, to the independent registered accountants nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended February 28, 2017 and 2016, respectively.

All Other Fees

For the fiscal years ended February 28, 2017 and 2016 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization by and among the Company, Acquisition Corp and NBP dated May 17, 2016. (Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 19, 2016)

2.2	Amended and Restated Agreement and Plan of Reorganization by and among the Company, Acquisition Corp and NBP dated June 9, 2016. (Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 15, 2016)

3.1	Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

3.2	By-laws (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 1, 2008, Registration No. 333-148984)

10.1	Employment Agreement dated as of March 1, 2014 between Warren C. Lau and Nexus Biopharma, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 15, 2016)

10.2	Master Research Services Agreement dates as of July 15, 2014. (Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 15, 2016)

10.3	Lease Agreement between Hillside Square LLC and Nexus BioPharam, Inc. dated July 22, 2016 (Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 2, 2016)

10.4	License Agreement by and between Nexus (f/k/a Diabesity, Inc.) and Albert Einstein College of Medicine, Inc. (f/k/a Albert Einstein College of Medicine of Yeshiva University, a Division of Yeshiva University, dated March 3, 2014(Confidential Treatment has been requested for a portion of this document) (Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 2, 2016)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on July 5, 2017.

Nexus Biopharma, Inc.

By:	/s/ Warren Lau
Warren Lau CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Warren Lau		July 5, 2017
Warren Lau	CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND DIRECTOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders

Nexus Biopharma, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Nexus Biopharma, Inc. and its subsidiary (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexus Biopharma, Inc. and its subsidiary as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since its inception and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 5, 2017

NEXUS BIOPHARMA, INC.

Consolidated Balance Sheets

	February 28,	February 29,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$77	$9,925
Prepaid rent	1,000	-
Total Current Assets	1,077	9,925

Property and equipment, net	1,575	-
Intangible asset, net	6,875	-

TOTAL ASSETS	$9,527	$9,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$835,514	$735,606
Accounts payable - related parties	87,547	-
Stock payable	200,000	-
Note payable	292,500	-

Total Current Liabilities	1,415,561	735,606

Convertible notes payable - net of unamortized debt discount of $12,221 and 18,889	47,779	41,111

Total Long Term Liabilities	47,779	41,111
TOTAL LIABILITIES	1,463,340	776,717

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value; 750,000,000 shares authorized; 64,309,655 and 31,552,524 shares issued and outstanding, respectively	64,310	31,553
Additional paid-in-capital	1,776,324	1,810,002
Accumulated Stockholders’ Deficit	(3,294,447)	(2,608,347)
Total Stockholders’ Deficit	(1,453,813)	(766,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,527	$9,925

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Consolidated Statements of Operations

	Year ended	Year ended
	February 28, 2017	February 29, 2016

OPERATING EXPENSES
General and administrative	$623,683	$917,958
Research and development	31,404	233,835

Total Operating Expenses	655,087	1,151,793

OTHER EXPENSE
Interest expense	(31,013)	(1,111)

NET LOSS	$(686,100)	$(1,152,904)

BASIS AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIS AND DILUTED	55,789,600	4,803,215

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Consolidated Statements of Stockholders’ Deficit

For the years ended February 28, 2017 and February 29, 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2015	2,298,671	$2,299	$1,193,455	$(1,455,443)	$(259,689)

Issuance of common stock for services	449,563	450	624,550	-	625,000

Sale common stock for cash at $.00001 per share	28,804,290	28,804	(28,003)	-	801

Warrants issued with debt	-	-	20,000	-	20,000

Net loss	-	-	-	(1,152,904)	(1,152,904)

Balance at February 29, 2016	31,552,524	31,553	1,810,002	(2,608,347)	(766,792)

Issuance of common stock for services	4,457,132	4,457	87,343	-	91,800

Cancellation of shares	(35,500,000)	(35,500)	35,500	-	-

Adjustment due to the reverse merger	63,800,000	63,800	(156,521)	-	(92,721)

Net loss	-	-	-	(686,100)	(686,100)

Balance at February 28, 2017	64,309,656	$64,310	$1,776,324	$(3,294,447)	$(1,453,813)

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Consolidated Statements of Cash Flows

	Year ended February 28, 2017	Year ended February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(686,100)	$(1,152,904)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount	6,668	1,111
Depreciation and Amortization expense	1,489	-
Stock based compensation	91,800	625,000
Change in operating assets and liabilities
Prepaid rent	(1,000)	-
Accounts payable - related parties	(48,483)	-
Accounts payable and accrued expenses	143,217	453,865
NET CASH USED IN OPERATING ACTIVITIES	(492,409)	(72,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture and equipment	(1,689)	-
Cash paid for website development costs	(8,250)	-
NET CASH USED IN INVESTING ACTIVITIES	(9,939)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	801
Proceeds from convertible notes payable	-	60,000
Proceeds from notes payable	292,500	-
Proceeds from equity line of credit	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	492,500	60,801

NET DECREASE IN CASH	(9,848)	(12,127)

Cash at the beginning of the period	9,925	22,052

Cash at the end of the period	$77	$9,925

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Cancellation of shares	$355	$-
Adjustment due to reverse merger	$92,721	$-
Debt discount on warrants issued on debt	$-	$20,000

The accompanying notes are an integral part of these financial statements.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

February 28, 2017 and February 29, 2016

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nexus BioPharma, Inc. (“we”, “our”, “NBP”, “the Company”) was incorporated in Delaware on April 17, 2013. During this time the Company devoted substantially all of its efforts to activities such as financial planning and raising capital. The Company did not have any transactions from incorporation date through the period ended February 28, 2014.

NBP is a life science company focused on the development and commercialization of a pharmaceutical preparation to treat obesity and the symptoms of type 2 diabetes.

On February 1, 2016, the Company effected a 1 for 13.5 reverse stock split of its common stock. All share information in the financial statements for fiscal years 2017 and 2016 reflect the impact of the reverse stock split.

Reverse merger

On May 17, 2016 the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among Nexus Bio Pharma, Inc. a Nevada corporation (Nexus), the Company and Nexus Acquisition Corp. (“Acquisition Corp.”), a Delaware corporation and wholly owned subsidiary of Nexus. The Merger Agreement closed on June 9, 2016 and resulted in the following:

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

The Company’s stockholders shall receive convertible promissory notes corresponding to their proportional ownership interest of NBP common stock which shall be convertible into newly created shares of preferred stock of Nexus. The Nexus preferred shares shall be convertible into 36,000,000 shares of Nexus common stock. The convertible notes will be issued once Nexus has the preferred shares in place. As of the date of this report, the preferred shares are not in place.

The transaction is accounted for as a reverse acquisition and the Company is considered the accounting acquirer for financial reporting purposes. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception and has a working capital deficit, which raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

February 28, 2017 and February 29, 2016

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nexus Acquisition Corp. Significant intercompany transactions and balances have been eliminated in consolidation

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risks on cash and cash equivalents.

Property and Equipment

Property and equipment is stated at cost. The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 years for equipment and 10 years for furniture. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible asset

Intangible asset consist of capitalized website cost which is amortized on a straight-line basis over the estimated useful life of the related asset of 5 years.

Impairment of Long-Lived Assets

Long-lived assets, which include intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the assets.

Net Loss Per Share

Net loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. Diluted income per share reflects the potential dilution that would occur if outstanding warrants were exercised utilizing the treasury stock method. Due to the Company’s net losses, dilutive common stock equivalents are excluded from the diluted loss per share calculation as the effect would be anti-dilutive.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

February 28, 2017 and February 29, 2016

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expense. Research and development costs were $31,404 and $233,835 for the years ended February 28, 2017 and February 29, 2016, respectively.

Stock-Based Compensation

We account for stock based compensation in accordance with ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize stock-based compensation expense on a straight-line basis over the requisite service period. . Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at the earlier of the commitment date or completion of services.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations. Financial position or cash flows.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

February 28, 2017 and February 29, 2016

NOTE 3 – LICENSE AGREEMENT AND COMMENTMENTS

The Company entered in to a Patent and Technology License Agreement with the Albert Einstein College of Medicine (Licensors) in March 2014. The agreement grants the Company a world-wide exclusive license to materials and methods for use in the diagnosis and treatment of cancers, obesity and diabetes with inhibitors of Fyn kinase. In return the Company has agreed to pay a license fee to Licensors, to reimburse licensors patent expenses thus far incurred, to pay all future patent expenses, pay a royalty on any sales of product using licensed technology, as well as certain minimum royalties and milestone payments.

Pursuant to the License Agreement, we are also obligated to make the following royalties and payments to the Licensors:

●	Royalty payment equivalent to 3% of net sales.
●	Royalty payment of a minimum of a specified percentage of net sales in case the Company pays royalties to unaffiliated third parties for patent rights.
●	Pay 20% of any net proceeds that the Company will receive pursuant to a sublicense agreement that the Company will enter into with other parties.
●	Issue 30% of the Company outstanding common stock to the Licensors calculated on a fully diluted, as converted basis. Accordingly, in fiscal year 2015, we issued 616,541 common shares valued at $857,143 which was charged to research and development expense.
●	Non-refundable license fee of $25,000 upon execution of the License Agreement.
●	License maintenance fee of $30,000 on each of the first, second, third and fourth anniversary of the License Agreement. The payment may be credited against royalties made during the twelve month period.
●	License maintenance fee of $50,000, and $75,000 on the fifth and sixth anniversaries of the License Agreement, respectively. Each payment may be credited against royalties made during each such twelve month period.
●	License maintenance fee of $100,000 on the seventh and each subsequent anniversary of the License Agreement. Each payment may be credited against royalties made during each such twelve month period.
●	Milestone payments ranging from $100,000 to $750,000 if certain milestones are achieved.

Additionally, under the license agreement the Company is obligated to offer new shares to the licensors on a fully diluted basis for all new stock issues with the sale terms offered under the new issue. The License Agreement will terminate upon expiration of the patent. The initial payment of $30,000, due March 3, 2015 was not made and the second annual payment, due March 3, 2016 was not made. As of the date of this filing the Company has not received any demand for payment or notice of default from Albert Einstein College of Medicine. The Company plans to pay these minimum royalty payments as soon as adequate funds are available. The total amount due to Albert Einstein College of Medicine as of February 28, 2017 amounted to $61,404 which is reported in accounts payable – related parties in the consolidated balance sheets.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an employment agreement with the principal officer and stockholder providing for a base salary of $175,000 for the years ended February 28, 2017 and February 29, 2016. The base salary shall be increased at the end of each year to reflect the change in the consumer price index and the board of directors may award increases in the base salary greater than those provided above. The Company also owed the principal officer and stockholder an amount of $3,643 as of February 28, 2017 for expenses paid on behalf of the Company. The amount is reported in accounts payable – related parties in the consolidated balance sheets.

If the officer continues active employment after 2017, compensation will be negotiated. The Company’s obligation under the employment agreement accrues only as the service is rendered. As of February 28, 2017 and February 29, 2016, unpaid salaries to the CEO amounted to $225,223 and $193,915, respectively which are included in accounts payable and accrued expenses in the consolidated balance sheets.

On March 1, 2014, the Company entered into a consulting agreement with a principal stockholder providing monthly payments of $5,000 plus reimbursable travel expenses for a period of six months, after which, the agreement shall automatically renew for an additional three month term unless terminated by either party with 15 day prior notice. On June 1, 2014, the Company entered into a new agreement with the principal stockholder with the same terms as the previous one except that the monthly fee was increased to $7,500. On May 1, 2016, the Company renewed the consulting agreement for a period of six months with monthly fees amounted to $7,500. The agreement was terminated on November 12, 2016 with an effective date of August 1, 2016. Total consulting fees incurred for the years February 28, 2017 and February 29, 2016 amounted to $52,500 and $0 respectively. The total amount payable due to the related party as of February 28, 2017 and February 29, 2016 amounted to $22,500 and $0, respectively, which is reported in accounts payable – related parties in the consolidated balance sheets.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

February 28, 2017 and February 29, 2016

NOTE 5 – SHORT TERM DEBT

Short term notes payable consist of an unsecured note payable of $292,500 with an interest rate of 10% and is due in April 2017. The note is currently past due.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes were issued during December 2015 and January 2016 with principal amounts totaling to $60,000. The notes are non-interest bearing and have a term of three years. The notes were contemplated to automatically convert into the Company’s planned units offering with each unit consisting of two shares of common stock and one warrant at a price of $1 per unit. An aggregate of 60,000 warrants were issued with the notes. These warrants have an exercise price of $1.50 per share and a term of 3 years. The relative fair value of the warrants amounting to $20,000 was recognized as a debt discount and amortized over the term of the notes. Amortization expense for the years ended February 28, 2017 and February 29, 2016 was $6,668 and $1,111, respectively.

NOTE 7 – EQUITY

Common stock

During the year ended February 28, 2017, the Company issued shares of common stock as follows:

●	4,457,132 shares of common stock for consulting services with a fair value of $91,800.
●	63,800,000 shares of common stock pursuant to the Merger Agreement (see Note 1).

The Company also cancelled 35,500,000 shares of common stock pursuant to the Merger Agreement (see Note 1).

During the year ended February 29, 2016, the Company issued shares of common stock as follows:

●	449,563 shares of common stock for services with a fair value of $625,000.
●	28,804,290 shares of common stock were sold for cash for total proceeds of $801.

Equity Line of Credit

The Company entered into an Equity Line of Credit Agreement (the “ELOC”) with Corelli Capital A.G. (“CCAG”) on June 14, 2016. The terms of the agreement provide that the Company shall issue and sell to CCAG up to $2,250,000 of the Company’s common stock. The Company can request in separate transactions a maximum advance amount of $200,000 in exchange for the issuance of the equivalent amount of common stock valued at the current market price. The first advance amount will be calculated at $0.20 per share. The agreement will expire, either seven months from the agreement date or, when the investor shall have made the payment of advances totaling $2,250,000, whichever comes first. The Company requested an advance for $200,000 on June 22, 2016 of which $100,000 was received as of August 31, 2016 and the remaining $100,000 was received on September 7, 2016. Under the terms of the ELOC the Company will issue 1,000,000 shares in return for the first funding of $200,000, but as of February 28, 2017 the 1,000,000 share have not been issued. As of January 14, 2017 the equity line of credit agreement has expired. As February 28, 2017, advances received from the ELOC are reported as stock payable in the consolidated balance sheets.

Warrants

As of February 28, 2017, the Company has an aggregate of 60,000 warrants outstanding and exercisable with a weighted average exercise price of $1.50 and a weighted average remaining term of 1.89 years.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

February 28, 2017 and February 29, 2016

NOTE 8 –LEASES

The Company leases its New Jersey facility under an operating lease. The one year lease, which terminates on July 31 2017, requires monthly payments of $6,491. The lease can be terminated with notice given at least ninety days prior to the intended date of termination. The Company is also obligated to pay additional rent to cover their share of taxes and operating costs in excess of specified base amounts. Rent expense for the year ended February 28, 2017 was $19,357.

Additionally, the Company has sub-leased a portion of its office space. The sub-lease, which terminates on July 31 2017, requires monthly payments of $4,664. The lease can be terminated with notice given at least ninety days prior to the intended date of termination. The Company has recorded the rent collected from the sub-lessees as a reduction of rent expense.

The Company has executed a new operating lease on November 18, 2016 for facilities in Houston, Texas to begin February 1, 2017. This lease, which terminates on December 31, 2017, requires monthly payments of $500.

Future minimum lease payments under the aforementioned operating leases, net of sub-lease rentals are as follows:

Year ended February 28,

2018	$14,138

NOTE 9 – INCOME TAXES

The Company.uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended February 28, 2017, and February 29, 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward amounted to $1,688,424 at February 28, 2017, and will start to expire in 2035.

As at February 28, 2017 and February 29, 2016, deferred tax assets consisted of the following:

	2016	2016

Net operating loss carryforwards	$1,688,424	$1,096,521

Deferred tax asset	$574,064	$372,817
Less: Valuation allowance	(574,064)	(372,817)
Net deferred tax asset	$-	$-

