Form 10-Q
period 2017-05-31
NEXUS BIOPHARMA INC
filed 2017-10-27
CIK 1424151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company
					(Do not check if a smaller reporting company)	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of October 27, 2017: 64,300,000 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

NEXUS BIOPHARMA, INC.

Consolidated Balance Sheets

	May 31	February 28
	2017	2017
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,427	$77
Prepaid rent	1,500	1,000
Total Current Assets	9,927	1,077

Property and equipment, net	1,508	1,575
Intangible Asset, net	6,465	6,875

TOTAL ASSETS	$17,900	$9,527

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable and accrued expenses	$925,273	$835,514
Account payable - related parties	91,424	87,547
Stock payable	200,000	200,000
Derivative liabilities	282,881	-
Convertible debt - short term, net of unamortized debt discount of $85,540 and $0	25,571	-
Note payable - short term	292,500	292,500

Total Current Liabilities	1,817,649	1,415,561

Convertible notes payable - net of unamortized debt discount of $10,554 and $12,221	49,446	47,779

Total Long Term Liabilities	49,446	47,779

TOTAL LIABILITIES	1,867,095	1,463,340

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 750,000,000 shares authorized; 64,309,656 and 64,309,656 shares issued and outstanding, respectively	64,310	64,310
Additional paid-in-capital	1,771,141	1,776,324
Accumulated stockholders' deficit	(3,684,646)	(3,294,447)
Total Stockholders' Deficit	(1,849,195)	(1,453,813)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,900	$9,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXUS BIOPHARMA, INC.

 Consolidated Statements of Operations

 For the three months ended

(Unaudited)

	May 31, 2017	May 31, 2016

OPERATING EXPENSES
General and administrative	$157,445	$248,014
Research and development	7,525	7,500

Total Operating Expenses	164,970	255,514

OTHER EXPENSE
Loss on derivative liabilities	(189,698)	-
Interest expense	(35,531)	(4,144)
	(225,229)	(4,144)

NET LOSS	$(390,199)	$(259,658)

BASIS AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIS AND DILUTED	64,309,656	6,933,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXUS BIOPHARMA, INC.

 Consolidated Statements of Stockholders' Deficit

 For the three months ended May 31, 2017

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2017	64,309,656	$64,310	$1,776,324	$(3,294,447)	$(1,453,813)

Warrants reclassed to derivative liabilities	-	-	(5,183)	-	(5,183)

Net loss	-	-	-	(390,199)	(390,199)

Balance at May 31, 2017 (unaudited)	64,309,656	$64,310	$1,771,141	$(3,684,646)	$(1,849,195)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXUS BIOPHARMA, INC.

 Consolidated Statements of Cash Flows

 For the three months ended

(Unaudited)

	May 31, 2017	May 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(390,199)	$(259,658)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount	27,238	1,667
Depreciation and Amortization expense	477	137
Stock based compensation	-	91,800
Loss on derivative liabilities	189,698	-
Change in operating assets and liabilities Prepaid rent	(500)	-
Accounts payable - related parties	3,877	-
Accounts payable and accrued expenses	77,759	(2,312)
NET CASH USED IN OPERATING ACTIVITIES	(91,650)	(168,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for website development costs	-	(8,250)
NET CASH USED IN INVESTING ACTIVITIES	-	(8,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	292,500
Proceeds from convertible debt	100,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	292,500

NET INCREASE IN CASH	8,350	115,884

Cash at the beginning of the period	77	9,925

Cash at the end of the period	$8,427	$125,809

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Debt discount from derivative liabilities	$88,000	$-
Debt discount from one-time interest	$12,000	$-
Warrants reclassified to derivative liabilities	$5,183	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

May 31, 2017 and 2016

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

The Company’s stockholders shall receive convertible promissory notes corresponding to their proportional ownership interest of NBP common stock which shall be convertible into newly created shares of preferred stock of Nexus. The Nexus preferred shares shall be convertible into 36,000,000 shares of Nexus common stock. The convertible notes will be issued once Nexus has the preferred shares in place. As of June 21, 2017 the preferred shares are not available.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Operating results for the three months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018. The balance sheet as of February 28, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. . The financial statements included in this Quarterly Report should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on July 5, 2017.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

May 31, 2017 and 2016

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nexus Acquisition Corp. Significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

To prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded and warrant derivative liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of May 31, 2017:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$170,787	$-	$-	$170,787
Warrant derivative liabilities	$112,094	$-	$-	$112,094
Total	$282,881	$-	$-	$282,881

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

May 31, 2017 and 2016

(Unaudited)

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at February 28, 2017	$-
Fair value of liabilities recorded as “day1” derivative loss	201,752
Fair value of derivative liabilities reclassified from additional paid in capital	5,183
Fair value of derivative liabilities recorded as a debt discount	88,000
Unrealized derivative gain included in other expense	(12,054)
Balance at May 31, 2017	$282,881

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are included in other expense in the consolidated statements of operations.

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

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

May 31, 2017 and 2016

(Unaudited)

Additionally, under the license agreement the Company is obligated to offer new shares to the licensors on a fully diluted basis for all new stock issues with the sale terms offered under the new issue. The License Agreement will terminate upon expiration of the patent. The initial payment of $30,000, due March 3, 2015 was not made and the second and third annual payments, due March 3, 2016 and 2017 were not made. As of the date of this filing the Company has not received any demand for payment or notice of default from Albert Einstein College of Medicine. The Company plans to pay these minimum royalty payments as soon as adequate funds are available. The total amount due to Albert Einstein College of Medicine as of May 31, 2017 amounted to $68,904.

NOTE 4—RELATED PARTY TRANSACTIONS

The Company has an employment agreement with the principal officer and stockholder providing for a base salary of $43,750 for the three months ended May 31, 2017 and 2016. The base salary shall be increased at the end of each year to reflect the change in the consumer price index and the board of directors may award increases in the base salary greater than those provided above.

If the officer continues active employment after 2017, compensation will be negotiated. The Company’s obligation under the employment agreement accrues only as the service is rendered. As of May 31, 2017 and 2016, unpaid salaries to the CEO amounted to $247,098 and $213,773, respectively which are included in accounts payable and accrued expenses in the consolidated balance sheets.

On March 1, 2014, the Company entered into a consulting agreement with a principal stockholder providing monthly payments of $5,000 plus reimbursable travel expenses for a period of six months, after which, the agreement shall automatically renew for an additional three month term unless terminated by either party with 15 day prior notice. On June 1, 2014, the Company entered into a new agreement with the principal stockholder with the same terms as the previous one except that the monthly fee was increased to $7,500. On May 1, 2016, the Company renewed the consulting agreement for a period of six months with monthly fees amounted to $7,500. The agreement was terminated on November 12, 2016 with an effective date of August 1, 2016. Total consulting fees incurred for the three months ended May 31, 2017 and 2016 amounted to $0 and $15,000 respectively. The total amount payable due to the related party as of May 31, 2017 and 2016 amounted to $20,000 and $15,000, respectively, which is reported in accounts payable – related parties in the consolidated balance sheets.

NOTE 5 – SHORT TERM DEBT

Short term notes payable consist of an unsecured note payable of $292,500 with an interest rate of 10% and is due in April 2017. The note is currently past due.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes were issued during December 2015 and January 2016 with principal amounts totaling to $60,000. The notes are non-interest bearing and have a term of three years. The notes were contemplated to automatically convert into the Company’s planned units offering with each unit consisting of two shares of common stock and one warrant at a price of $1 per unit. An aggregate of 60,000 warrants were issued with the notes. These warrants have an exercise price of $1.50 per share and a term of 3 years. The relative fair value of the warrants amounting to $20,000 was recognized as a debt discount and amortized over the term of the notes. Amortization expense for the three months ended May 31, 2017 and 2016 was $27,238 and $1,667, respectively. The unamortized debt discount at May 31, 2017 and 2016 is $85,540 and $0, respectively.

NEXUS BIOPHARMA, INC.

Notes to Consolidated Financial Statements

May 31, 2017 and 2016

(Unaudited)

The Company entered into an agreement to issue convertible notes with a principal sum up to $500,000 plus accrued and unpaid interest and any other fees and net of an original issue discount (OID) of $50,000. The investor paid $100,000 on March 8, 2017 net of the original issue discount of $11,111. The investor may pay additional amounts to the Company in such amounts and at such dates as the investor may choose, however, the Company has the right to reject any of those payments within 24 hours of receipt of such payments. The maturity date is twelve months after the receipt of each payment and is the date upon which the principal sum of the note, as well as any unpaid interest and other fees, shall be due and payable. The investor may extend any maturity date in its sole discretion in increments of up to six months at any time before or after any maturity date. The maturity date shall automatically be deemed extended unless the investor provides notice to the Company that it is not or has not extended the maturity date, which notice the investor may provide at any time before or after the maturity date. A one-time interest charge of l2% was recognized as a debt discount to the note. The interest is in addition to the OID, and that OID remains payable regardless of time and manner of payment by the Company. The Company may repay up to 98% (such that the investor may retain 2%) of the note at any time on or before 90 days after its maturity date in an amount equal to 120% of the principal sum being repaid plus all accrued and unpaid interest, OID, liquidated damages, fees and other amounts due on such principal sum, or at 140% if repaid at any time on or before 180 days after its maturity date. The Company may not repay any payment after 180 days after its maturity date without written approval from the Investor. The investor has the right, at any time after the maturity date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest and any other fees into shares of fully paid and non-assessable shares of common stock of the Company at a price equivalent to the lesser of $0.14 or 60% of the lowest trade price in the 25 trading days prior to conversion. In connection with this note, the Company also issued 793,650 warrants to the investor. See Notes 7 and 8.

NOTE 7: DERIVATIVE LIABILITIES

During the three months ended May 31, 2017, the convertible notes issued by the Company qualified as derivative liabilities under Accounting Standards Codification 815, Derivatives (ASC 815). In addition, the common stock warrants issued with the note and other outstanding warrants are tainted and required to be accounted for as derivative liabilities under ASC 815.

As of May 31, 2017 the aggregate fair value of the outstanding derivative liabilities was $282,881. For the three months ended May 31, 2017 the net loss on the change of fair value was $189,698.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the three months ended May 31, 2017

	Initial Valuation	May 31, 2017
Market value of common stock on measurement date	$0.17	$0.14
Exercise price	$0.09-$1.50	$0.08-$1.50
Risk free interest rate	1.03-2.08%	1.17-1.75%
Expected term in years	1-4	0.80-4.80
Expected volatility	153-168%	171-213%
Expected dividend yields	0%	0%

NOTE 8 – Warrants

As disclosed in Note 6, the Company issued 793,650 common stock warrants with the convertible note. The warrants have a term of 5 years and an exercise price equivalent to the lesser of $0.14 or the lowest trade price in the 10 trading days prior to exercise. These warrants were tainted and were accounted for as derivative instruments under ASC 815. See Note 7.

As of May 31, 2017, the Company has an aggregate of 853,650 warrants outstanding and exercisable with a weighted average exercise price of $0.24 and a weighted average remaining term of 4.55 years and the intrinsic value of $2,381.

NOTE 9 – LEASES

The Company leases its New Jersey facility under an operating lease. The one year lease, which terminated on July 31 2017, requires monthly payments of $6,491. The lease can be terminated with notice given at least ninety days prior to the intended date of termination. The Company is also obligated to pay additional rent to cover their share of taxes and operating costs in excess of specified base amounts. Rent expense for the three months ended May 31, 2017 was $19,474.

Additionally, the Company has sub-leased a portion of its office space. The sub-lease, which terminates on July 31 2017, requires monthly payments of $4,664. The lease can be terminated with notice given at least ninety days prior to the intended date of termination. The Company has recorded the rent collected from the sub-lessees for the three months ended May 31, 2017 in the amount of $13,992 as a reduction of rent expense.

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

Unlike most other FDA approved weight loss drugs, our strategy does not depend on a pharmaco-neurological manipulation of the higher-brain centers for appetite and/or satiety. Rather, our proprietary drug approach targets the master energy regulatory pathway that has been proven to exist not only in higher mammals, but also in all living cells that possess a nucleus. Because an intensive aerobic and resistance strength-training regime is the natural way to activate these pathway effects, we believe that our drug will help obese patients mimic the effect of a healthier lifestyle and lose weight.

On November 16, 2016, we were selected to become a resident company at the Johnson & Johnson Innovation JLABS facility at the Texas Medical Center in Houston (JLABS @ TMCx). The Company has therefor relocated its headquarters to Houston, Texas as of February 1, 2017. The Company will begin by occupying office space and will later expand its physical operations to take advantage of the availability of laboratory facilities and equipment and especially the access to expertise and mentoring that make this a compelling opportunity for the Company.

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

Since our inception, we have generated significant net losses. As of May 31, 2017, we had an accumulated deficit of $3,684,646. We incurred net losses of $390,199 in the three months ended May 31, 2017. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop our initial obesity therapeutic and to develop additional products for obesity and type 2 diabetes, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on therapeutics billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as therapeutics are prescribed and delivered, we are likely to continue reporting net losses.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2017 and May 31, 2016

Revenues. There were no revenues for the three months ended May 31, 2017 and May 31, 2016, respectively, because we have not yet commercialized our obesity therapeutic.

Cost of Product Revenues. No cost of product revenues were recorded in the three months ended May 31, 2017 and May 31, 2016, respectively, because we have not yet commercialized our obesity therapeutic.

General and Administrative Expenses. General and administrative expenses totaled $157,445 for the three months ended May 31, 2017 as compared to $248,014 for the three months ended May 31, 2016. This represents a decrease of $90,569 for the three months ended May 31, 2017. This decrease for the three-month period was due in part to decreased costs for legal, accounting and other professional costs in the 2017 period.

Research and Development Expenses.  Research and development expenses were $7,525 for the three months ended May 31, 2017 as compared to $7,500 for the three months ended May 31, 2016. This represents an increase of $25 for the three months ended May 31, 2017 over the three months ended May 31, 2016.

Interest Expense, Net. We recorded $35,531 of interest expense during the three months ended May 31, 2017 and $4,144 during the three months ended May 31, 2016. This represents an increase of $31,387 for the three months ended May 31, 2017 over the three months ended May 31, 2016. This increase for the three-month period was due to increased borrowing activities.

Net Loss. As a result of the fact that we remain a development stage company with no product revenues as well as the other factors described above, we had a net loss of $390,199 for the three months ended May 31, 2017 as compared to $259,658 for the three months ended May 31, 2016. This increase for the three-month period was due in part to decreased costs for legal, accounting and other professional costs offset by the a loss on derivative liabilities in the 2017 period.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2017, we had an accumulated deficit of $3,684,646. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, our operations have been financed through the sale of our common stock and issuance of debt. Through May 31, 2017, we had received net proceeds of approximately $962,500 through the sale of our common stock and issuance of debt to investors. In December of 2015 and January of 2016 we entered into a Convertible Note Agreement with two investors for a total of $60,000. On April 20, 2016 we entered into an unsecured promissory note with Corelli Capital A.G. for the sum of $292,500. We entered into an Equity Line of Credit Agreement with Corelli Capital A.G. on July 12, 2016 from which we realized a total of $200,000. On March 8, 2017 the Company entered into a Convertible Promissory Note with JMJ Financial for up to $500,000. As of May 31, 2017 the Company has drawn down a total of $100,000. As of May 31, 2017, we had cash and cash equivalents of $8,427.

Cash Flows

As of May 31, 2017, we had $8,427 in cash and cash equivalents, compared to $125,809 on May 31, 2016.

Net cash used in operating activities was $91,650 for the three months ended May 31, 2017, compared to $168,366 for the three months ended May 31, 2016. The decrease in cash used was primarily due to decreased operating expenses.

Net cash used in investing activities was $0 for the three months ended May 31, 2017, compared to $8,250 for the three months ended May 31, 2016. We expect amounts used in investing activities to increase in fiscal year 2018 and beyond as we expand research and development activities and establish our proposed commercial laboratory.

Net cash provided by financing activities during the three months ended May 31, 2017 was $100,000, compared to $292,500 for the three months ended May 31, 2016. This is mainly due to proceeds received from the Convertible Promissory Note with JMJ Financial.

Contractual Obligations

As of May 31, 2017, we had the following contractual commitments:

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nexus BioPharma, Inc.

Date: October 27, 2017	By:	/s/ Warren Lau
Warren Lau, Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

